Form 10KSB
period 1996-05-31
HALDANE BERNARD ASSOCIATES INC
filed 1996-10-01
CIK 801557

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                        --------------------------------

                                   FORM 10K-SB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                            Commission file
May 31, 1996                                             number
                                                       000-18097

                        BERNARD HALDANE ASSOCIATES, INC.
                        --------------------------------
             (Exact name of Registrant as specified in its charter)

                          QUANTUM VENTURES GROUP, INC.
                           (Former Name of Registrant)

          Florida                                      59-2720407
          -------                                      ----------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification No.)

192 Lexington Avenue, 15th Floor, New York, New York 10016
----------------------------------------------------------
(Address of Principal Executive Offices)

444 Park Avenue South, Suite 503, New York, New York 10016
----------------------------------------------------------
(Former address of principal executive offices)

      Registrant's telephone number:                  (212) 679-3360

                   ==========================================

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
Title of each class                                       on which registered
-------------------                                       -------------------

     COMMON                                                   NASDAQ

          Securities registered pursuant to Section 12(g) of the Act.


                                     COMMON

                                (Title of Class)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

                                                           YES   X     NO
                                                               ----       ----

      The aggregate market value of the voting stock held by nonaffiliates of the Registrant is approximately $1,051,600* (as of July 31, 1996.)


              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                YES        NO        N/A   X
                                                    ----      ----       ----

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      Indicate the number of shares outstanding of each of this Registrant's classes of common stock, as of the latest practical date: 1,148,865 shares of common stock issued and outstanding as of May 31, 1996. (Includes 179,500 treasury shares.)


                       DOCUMENTS INCORPORATED BY REFERENCE

      Company's Registration Statement filed on Form S-18, File No. 000-18097.

      Annual Report on Form 10-K for the year ended May 31, 1993.

      Annual Report on Form 10-K for the year ended May 31, 1989.


      *Based upon market value of $2.59 per share, representing the average of the low bid and ask prices of Registrant's common stock on July 31, 1996 as reported by NASDAQ.

Item 1.  Business

(a)   General Development of Business
      -------------------------------

      Bernard Haldane Associates, Inc. (the "Company") f/k/a Quantum Ventures Group, Inc. owns the worldwide licensing rights to the Bernard Haldane name and system of career consulting. The Bernard Haldane organization operates through offices in the United States and Canada offering career consulting, out-placement and job search services under the Bernard Haldane name. Today there are 69 Bernard Haldane offices operating in the United States and Canada.

      During the Company's last fiscal year, 12 new licensee offices were opened. Management intends to open additional licensee offices, and where applicable, offer franchise offices. There are currently no company owned Haldane offices and management does not currently anticipate opening any company owned Haldane offices. The Company has been looking into opportunities to open licensed offices in the United Kingdom. The Company is also developing a specially designed career consulting program to be offered to graduating college students through its newly created, wholly owned subsidiary, First Career Corp. (See the narrative description of Business, Item 1(c) for a more detailed description of the operations of CSMC and the Bernard Haldane operations.)

(b)   Financial Information about Industry Segments
      ---------------------------------------------

      The Company's principal and sole business activity after terminating its retail travel agency, Quantum Tours International, is providing career consulting and advisory services under the Bernard Haldane name. Bernard Haldane operations generated royalty revenues of $2,244,818 and generated income before taxes of $841,768, for the Company's last fiscal year.

(c)   Narrative Description of Business
      ---------------------------------

      The Bernard Haldane system offers its clients a program designed to prepare and teach its clients a means to achieve individual career advancement and personal development. The Bernard Haldane system (the "System") instructs clients on the dynamics of their own human potential and how to cope with adverse changes in their occupational life through individualized counselling sessions which normally last from three to twelve weeks.

      Bernard Haldane earned a P.H.D. in Humanities. In 1946 he developed a program to assist U.S. military officers in acquiring civilian jobs following World War II. Dr. Haldane also launched this program in universities in the New York area.

      The initial Haldane office was opened in New York in 1947 under the name "Executive Job Counselors", and by 1948, Dr. Haldane was operating career consulting offices in Boston and Washington, D.C. In 1958, Dr. Haldane changed the Company's name from Executive Job Counselors to Bernard Haldane, which it and its licensees have used since that time.

      The current system of licensing Bernard Haldane offices began in the 1960s, with licensee offices in New York, Chicago and Philadelphia. The system of Haldane licensee office expanded significantly in the 1970s and early 1980s. In 1986 Dan Bruce, a licensee who operated several Haldane offices, and the owner and principal shareholder of DRB Ltd., acquired from Career Productivity Inc., an entity owned by Dr. Bernard Haldane, the principal rights, names, and methods relating to "Individual Career Counseling Services" on a worldwide basis, including the name "Haldane" and variations thereof, although excluding certain activities relating to the personal activities of Dr. Haldane. In consideration for the transfer of these rights, DRB agreed to pay $14,000 per month for ten years and $7,000 per month for an additional ten years (the latter amount to be adjusted beginning the eleventh year by 5% per year to "reflect an inflation factor". To secure such payments, DRB granted CPI a security interest in the names, methods, rights, sublicenses, etc. conveyed therewith.

      In September 1989, there were approximately thirty seven Haldane offices operating throughout the United States and Canada. In most cases these licensee offices paid a royalty fee equal to five percent (5%) of gross cash revenues to the license holder (DRB). Total royalty revenues received by DRB for the year ended 1988 totalled approximately $450,000.

      In September 1989, the Company formed Career Services Management Corp. ("CSMC"). CSMC was an 80% owned subsidiary of the Company. In February 1995 the Company acquired all shares of stock owned by the five minority shareholders in exchange for the issuance of a total of 75,000 shares of the Company's common stock. During the past year as part of the Company's stock repurchase program, a total of 45,000 of these shares have been repurchased at an average cost of $2.50 per share.

      In September 1989, CSMC acquired all of the issued and outstanding shares of stock of DRB for $1.25 million payable, $1 million at closing and $250,000 pursuant to a promissory note payable to Dan Bruce which provided for payment of principal and interest at the rate of eight percent (8%) per annum. The principal balance on the note was to be amortized over a period of ten years with the entire unpaid principal balance due in 1992. Mr. Bruce has subsequently extended this obligation and under its current terms provides for payment of interest only on the remaining outstanding principal balance of $200,000 payable monthly at a rate of eight percent (8%) per annum. The entire unpaid principal balance is due January, 1997.

      In addition to the payment of the $1.25 million for the DRB shares, DRB remains obligated to make monthly payments of $7,000 per month until July 2006 (previous to July, 1996, these payments were $14,000 per month) to B+E Partnership. At the time of acquisition of DRB Ltd. these payments were being made by DRB Ltd. to Career Productivity Inc., whose owner was Bernard Haldane. Subsequent thereto, Career Productivity Inc. sold this obligation due from DRB to B+E Partnership. One of the partners of B+E Partnership is Dan Bruce, the previous owner of DRB Ltd. The obligation of DRB to pay B+E Partnership is secured by the Haldane license. Should DRB default on its obligation, DRB would forfeit all rights to the use of the Haldane name and system of career consulting. Mr. Bruce is not involved in either DRB's or the Company's current operations.

      As of May 31, 1996, there were 69 Bernard Haldane offices operating throughout the United States and Canada. The Company does not currently operate any Haldane offices. However, several licensee offices are owned by entities in which Jerold Weinger, the Company's president and chief executive officer serves as either an officer, director or shareholder. Any Haldane office opened in a new territory is subject to payment of a licensing fee to DRB Ltd. at the prevailing licensing rate. Licensees may open additional licensed offices within an existing territory without payment of any new licensing fees. Offices purchased from existing licensees were not subject to payment of any territorial fee to DRB. (See "Certain Transactions")

                           THE BERNARD HALDANE SYSTEM

      The Bernard Haldane System (the "System") offers its clients a sophisticated vocational program which can be utilized for career advancement, job hunting and self satisfaction. Most clients utilize the program as a means to facilitate their job search or career development.

Some of the services offered included:

      Appraisal of client's qualifications.
      Development of client's career goals.
      Training clients to establish immediate and long-range
      objectives in relation to career goals.
      Developing a marketing program for the client.
      Developing a program to assist in establishing
      appropriate interview contacts.
      Preparation for interviews.
      Development of effective interview techniques to induce job offers. Counseling on salary negotiations and fringe benefits. Assistance in reviewing and assessing job offers.
      Future career planning.
      Consultation,   as  needed   concerning   organizational,   political  and
      interpersonal skills related to career advancement. Continued assistance for up to three years with client's career development.

      The System aids the client in developing the skills and tools necessary to conclude a successful job search. The offices provide professional guidance through the actual search process and provides assistance until the client has found a suitable position. The System is taught on an individualized basis with the client working with a professional career adviser who guides and supports the client through this process.

      The Bernard Haldane offices will assist and support the client in three ways; tangibly, psychologically and motivationally. "Tangibly" includes several aspects, such as researching companies via computer data bases, annual reports and brochures, so the client has an understanding of the potential of the company's background and who possibly to contact. The client undergoes a debriefing regarding the interviews he has went on in order to ascertain what the client has or has not learned. The client is advised as to the next appropriate action to take. The psychological and motivational support is a combination of the whole process as it is a part of the procedure to re-motivate the client from the frustrations and anxieties of the interview process and unemployment. The Bernard Haldane Office will work and support the client until he/she has accepted the position of his/her choice within the contractual limitations.

      Each office has the flexibility in the way it may conduct the System. However, the offices must comply with the overall System guidelines.

      Once the client has commenced the new employment and/or position, he/she enters into the follow-up phase of the program. A client should return to BHA approximately 90 days after completion of the marketing phase so his career position can be assessed and to determine the client's attitudes and the way the client has progressed in to this new position. From this point the client can draw upon the System and support services when and if needed for the duration of the contract.

Client Fees
-----------

      A typical client pays fees set by the individual office in cash or based on a payment plan over a period of several months. Fees for the Haldane program typically cost from $3,500 to $7,500. Fees are payable upon commencement. Licensee offices may, at their discretion, accept installment payments. The Company does not provide the sublicensee with financing.

Sub-licensee Fees
-----------------

      Sub-licensees (those owners/operators of the individually licensed Haldane offices) typically pay a royalty fee of either 5% or 6% of gross revenues to DRB. Royalty payments are due only on money actually collected. New territorial licenses are granted for a term of 20 years. Prospective sublicensees typically pay a sublicensing fee to DRB of approximately $25,000 for the right to operate a Haldane license in a designated area. This fee may be paid in full at the time of executing the license or over a period of time.

The Bernard Haldane Operations
------------------------------

      The Haldane offices are generally located in suburban metropolitan area. The size of each office varies considerably from one licensee to another. Average monthly rents vary considerably depending upon the city and location of each office. A typical Haldane office employs two consultants, two advisors, one administrative receptionist and one client support staffer. The consultants and advisors are paid on a commission basis. The administrative receptionist and client support staffer are paid a salary. However, some offices may employ more or less according to demand.

      The Company believes its relationship with the independent sublicensees good and sponsors an annual conference in which owners, consultants and advisors are invited to attend. The Company coordinates a national advertising program for the benefit of all offices in the BHA organization and through advertisements in such publications as the National Business Employment Weekly and The Wall Street Journal. The Company also provides initial and ongoing seminars for career advisors and consultants as well as a company newsletter. Some of the licensee offices utilize television and radio to supplement the present advertising.

      Jerold Weinger serves as the President, Chairman of the Board and Chief Executive Officer of the Company and oversees the Haldane operations.

Proposed Activities
-------------------

      The continued success of the Bernard Haldane operations is largely dependent upon the number and success of local licensees. As a result, Haldane's strategy is to continue the growth of its current activities through selective expansion of licensee offices. During the Company's last fiscal year 12 new licensee offices were opened. No territorial licensing fees were generated from opening these offices. However, the Company will receive its normal royalty payments from revenues generated by these offices. As the value of the Bernard Haldane name increases, Management hopes to open additional offices in new territories which will pay an initial licensing fee to DRB Ltd. in addition to the monthly royalty. Management has determined that the program of career consulting developed by Dr. Haldane, can be adapted and marketed in Europe. Management has been exploring the possibility of granting licensing rights to operate Haldane offices in the United Kingdom. While there can be no assurance that the Company will be able to identify prospective licensees who can launch the Haldane program, management remains optimistic that during the next fiscal year, that there will be a licensed Haldane office in the United Kingdom.

      In conjunction with the planned expansion of licensee offices, DRB intends to register as a franchisor in those states which require registration and offer franchise offices. (See "Government Regulations".) The Company's franchise circular has been filed and approved by the New York Attorney General's office.

      Some of the licensee owned offices currently provide out- placement services to clients. Management has found that many large national and regional companies require the services of a skilled out-placement company to assist discharged employees to meet their goals and explore the market place for new job opportunities. In furtherance of these objectives, Management has developed an out-placement service, called OUTFLEX, which is coordinated by the executive offices and operated through the various licensee offices. Due to the unique nature of out- placement services, the nationwide Haldane Operations have met with limited success in the out-placement field. However, individual Haldane offices have met with varying degrees of profitability in the out-placement field. There are currently no plans for DRB to actively pursue an out-placement program.

      During the past year, management has determined that graduating college students lack the training and skills to successfully embark on their employment search. In furtherance thereof, the Company has formed a wholly owned subsidiary, First Career Corp., which has developed a career consulting program aimed specifically at graduating college students. The program was first test marketed at Syracuse University and has been discussed with several Haldane licensees who have expressed an interest in marketing the program to college students. It is anticipated that the First Career program should become operational in the coming fiscal year.

Competition
-----------

      Management believes that Bernard Haldane provides a unique service to its clients which is unmatched by so-called job placement agencies which attempt to match clients with prospective employees as opposed to the Haldane system which provides individualized career consulting services.

      Nationwide there are several large career out-placement agencies including Drake Beam Moran, Right Associates and Lee Hecht Harrison and Associates which compete with Haldane to provide corporate out-placement and counseling services. The focus of these companies is out-placement services marketed to corporations and not the individual client which is the primary focus of Haldane. However, as Haldane expands in the out-placement field, Haldane organizations will compete more directly with these entities.

      The career consulting and employment service market is highly fragmented, and no single company possesses a major share of the market. Although there are hundreds of career consulting, job placement and employment service companies, most are very small and operate in a single market.

      The large number of employment services and career consulting organizations is a result of the low barriers to entry in the industry. However, most companies remain small because expansion requires a continued increase in working capital.

      The competitive structure within each local marketing area is unique. In most major markets, many of the large job placement publicly traded companies will be present, and in addition, there will be several large local competitors which operate only in that market. Competition is also provided by governmental entities, such as state employment offices.

      The Company's marketing strategy is to promote its services in local markets primarily through print advertising. Some licensee offices have utilized radio and television advertising with varying degrees of success. DRB has prepared television commercials for use by the individual licensee offices and makes these commercials available at no charge. Advertising in The Wall Street Journal and National Business Employment Weekly provide the Haldane system with national exposure. Each one of the sub-licensee offices, the owner/operators of the individual licensee offices, contribute to the cost of advertising in the National Business Employment Weekly.

      Career consulting agencies in the U.S. are not regulated by any particular federal laws. However, some states require registration and/or licensing.

Government Restrictions
-----------------------

      Career consulting and job placement organizations have become an increasingly regulated field, particularly by the states. Several states prohibit the payment of an advance fee prior to securing a new job. While the Bernard Haldane system does not advertise as a job placement agency some states could construe the Haldane operations as falling within their statutory guidelines and accordingly, restrict operations in that state or, prohibit the payment of any advance fees. Such regulation may adversely affect the operations of the licensee offices.

      All Bernard Haldane offices are subject to state and the Federal Trade Commission's guideline on advertising and unfair and deceptive trade practices. Prior to CSMC's acquisition of DRB several of these offices were cited for violations of these provisions. Management believes that the licensee offices are currently in compliance will all applicable guidelines.

      The Federal Trade Commission and some states may view, the payment of a royalty fee, the basis of which is the granting of a right to operate a business using the payee's name, program or system as constituting a franchise relationship. The fee may be a set sum for the right to operate the business or, the royalty payment may be based upon the payee's revenues or a combination of both.

      The Federal Trade Commission has promulgated its own rules regarding the sale of franchisee locations which are formally entitled "Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures". These rules provide in part that prior to the sale of a franchise, the franchisor must deliver to the franchisee a disclosure document. Filing of the franchise documents with the FTC is not required prior to soliciting sales of the franchise. Certain states may or may not have similar disclosure and/or registration requirements. During the past fiscal year, the Company's franchise document has been approved by the New York Attorney General's office.

      In those states where the granting of a license for the right to operate a Bernard Haldane office may constitute a franchise, DRB intends to enter into franchise agreements with current licensees, and if necessary under the state statutes, DRB will offer current licensees the right of rescission. Management is of the opinion that the potential liability for violation of any state or federal statute relating to the sale of a franchise is not material. The System of DRB licensed Bernard Haldane offices has been in existence since the 1960s. A majority of the current sublicensees acquired their license from DRB Ltd. prior to the Company's acquisition of its Haldane license. Even assuming any sublicensee has a private right of rescission, the applicable statute of limitations has expired for these private actions. The Company expects to incur no additional costs of any significance relating to this situation.

Employees
---------

      The  Company  employs  two  full  time  employees.   Additional   staffing
requirements are handled by temporary staffing agencies.


Travel Services
---------------

      In October 1992, the Company formed Quantum Tours International ("QTI") f/k/a/ QV Financial Services, Inc., QTI is a full service travel agency licensed in the state of Florida as a seller of travel. QTI provides commissionable travel services for air, hotel, car, cruise and other means of travel.


      Despite income of $19,996 on revenues of $95,474 during the past fiscal year, management has determined that corporate assets and resources would be better allocated by focusing exclusively on the Haldane and First Career operations. As a result, upon completion of its upcoming tour, QTI will cease operations.



Item 2.  Properties
-------------------

      The Company's executive and corporate offices are currently located at 192 Lexington Avenue, New York, New York 10016. The Company currently leases approximately 7,000 square feet of space at a cost of approximately $9,900 per month. The Company subleases approximately 72% of this space, at the same cost per square foot, to entities in which Mr. Weinger is associated. Net monthly lease cost to the Company after payment by the subtenants is approximately $2,800 per month.

Item 3.  Legal Proceedings
--------------------------

      There are currently no pending or threatened material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

                                     NONE




                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matter.
------------------------------------------------------------------------------

      (a)   Market Information
            ------------------

      The Company's common stock is currently traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "BHAL". There is limited trading actively in the Company's securities and there can be no assurance a regular trading market for the Company's common stock will be sustained.

      The following table sets forth, for the period indicated, the bid price range of the Company's common stock:

                                                            Common Stock

                                                      High Bid         Low Bid
                                                      --------         -------
1993
----

Quarter Ended February 28, 1993                        $1.00           $ .875

Quarter Ended May 31, 1993                             $1.00           $ .875

Quarter Ended August 31, 1993                          $1.625          $ .875

Quarter Ended November 30, 1993                        $2.00           $1.310

1994                                                 High Bid         Low Bid
-----------------------------------------------------------------------------

Quarter Ended February 28, 1994                        $2.87           $2.00

Quarter Ended May 31, 1994                             $3.00           $2.00

Quarter Ended August 31, 1994                          $2.75           $2.50

Quarter Ended November 30, 1994                        $2.75           $2.625

1995
----

Quarter Ended February 28, 1995                        $2.50           $2.620

Quarter Ended May 31, 1995                             $2.25           $2.25

Quarter Ended August 31, 1995                          $2.56           $2.43

Quarter Ended November 30, 1995                        $2.53           $2.43

1996
----

Quarter Ended February 28, 1996                        $2.87           $2.43

Quarter Ended May 31, 1996                             $2.56           $2.43

Period Ended July 31, 1996                             $2.43           $2.43

(Prices quoted reflect a prior 100:1 reverse stock split and a 4:1 reverse stock split in May 1992.)

      Such market quotations reflect the high bid and low prices as reflected by NASDAQ or by prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The following companies serve as market makers for the Company's securities: Josephthal Lyon & Ross, Tasin & Co., Carr Securities and Howe, Barnes Investments Inc.

      (b)   Holders
            -------

      As of July 31, 1996, there were approximately 1350 holders of record of the Company's common Stock.

      (c)   Dividends
            ---------

      The Company has not paid any cash dividends since its inception and the Board of Directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant.

Item 6.  Selected Financial Data
--------------------------------

      Summary of Operations:

      For the Years Ended May 31, 1996, 1995, 1994, 1993 and 1992.

                     1996          1995         1994         1993        1992
                                (Restated)   (Restated)   (Restated)
Revenue


Royalty
Income           $2,244,818   $ 1,747,988   $ 1,214,091   $ 959,395   $ 739,933

Sublicense
Income           $            $   104,214   $    99,625   $  19,229   $  46,124
                  ---------

Other
Income           $            $    35,400   $             $           $
                  ---------                                --------    --------

Interest
Income           $   99,621   $    49,785   $    14,062   $  12,464   $  19,879


Total
Revenues         $2,344,439   $ 1,937,387   $ 1,327,778   $ 991,088   $ 805,936


Net Income
 (Loss)          $  533,440   $   699,105   $   206,074   $ (86,670)  $ (90,515)

Net Income
 (Loss per
  Share of
  Common Stock)  $     0.44   $      0.61   $      0.20   $    (.09)  $    (.10)


          Restated for discontinued operations of retail travel agency.

SUMMARY OF BALANCE SHEET AS  OF MAY 31

                     1996          1995         1994         1993        1992
                                (Restated)   (Restated)   (Restated)

CURRENT ASSETS     $2,147,294   $2,007,844   $1,128,480   $  731,440  $  579,799

Other Assets       $1,277,536   $1,504,467   $1,529,655   $1,697,903  $2,060,903

TOTAL ASSETS       $3,424,830   $3,512,311   $2,658,135   $2,429,343  $2,640,702


CURRENT LIABILITIES

Account Payable
and other Current
Liabilities        $  149,695   $  213,660   $  157,424   $  137,096  $  103,400

Current Maturities
of Long Term Debt  $  245,956   $  315,951   $  307,065   $  298,860  $  314,395

Other Liabilities  $  555,799   $  591,437   $  702,988   $  810,053  $  952,903

Stockholder's
Equity             $2,473,380   $2,391,263   $1,490,658   $1,183,334  $1,270,004


TOTAL LIABILITIES
AND STOCKHOLDERS'
EQUITY             $3,424,830   $3,512,311   $2,658,135   $2,429,343  $2,640,702

          Restated for discontinued operations of retail travel agency.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

      Management is pleased with the results of operations for the past year. Royalty revenues increased by over 28% during the past year increasing from $1,747,988.00 to $2,244,818. During the past year, management has concentrated on opening new licensed offices. However, the Company did not generate any revenues from the sale of territorial rights as compared to $104,214 the prior fiscal year.

      Management believes that the number of Haldane offices will continue to increase as current licensees expand their operations and new licensees or franchisees are secured. Management anticipates opening a licensed Haldane office in the United Kingdom this coming year. In addition, the Company hopes to launch its program of career consulting for college graduates under the "First Career" name. This, combined with the growing strength of the Haldane name and organization in the field of career consulting and out-placement services, should result in increasing revenues.

      Management has determined to focus exclusively on expanding the Haldane system, and given the poor performance of Quantum Tours over the past several years, the Company intends to close Quantum Tours upon completion of QTI's outstanding tour commitments. As a result, the Company's prior years financial statements have been adjusted to reflect the discontinued operations.


LIQUIDITY CAPITAL RESOURCES

      As of May 31, 1996 the Company had $2,147,294 in current assets as compared to $2,007,844 on May 31, 1995.


      Accounts receivable for 1996 total $329,146 as compared to $269,067 in 1995. This increase is directly attributable to the increasing royalty revenues generated from the Haldane operation. The Company has also recorded $83,000 for deferred taxes as compared to $172,000 in 1995 due to the elimination of the Company's net operating loss carryforward. Total assets decreased from $3,512,311 to $3,424,830.

      Current liabilities decreased from $529,611 as of May 31, 1995 to $395,651 as of May 31, 1996 due primarily to the satisfaction of an arbitration proceeding instituted by a former licensee. Long term debt was reduced from $587,037 to $541,080.

      For 1996, cash flow from operating activities totalled $746,509 as compared to $885,897 in 1995 and $452,673 in 1974.

      The Company believes that its current cash position and working capital are sufficient to meet its operational requirements for the coming year. Royalty revenues from licensee offices and the sale of territorial rights to the Bernard Haldane offices are expected to be sufficient to meet the Company's ongoing operational expenses. Management does not anticipate the need for any significant capital expenditures in the coming year which would require any third party financing. Nor does the Company believe that there is any material risk of any sublicensee seeking rescission pursuant to any technical violations of state franchising statutes.

RESULTS OF OPERATION

      The Company reported income from continuing operations of $513,444 on revenues of $2,344,439, and net income,inclusive of discontinued operations of QTI, totalling $533,440 during the fiscal year ended May 31, 1996. This compares to a net income of $699,105 on revenues of $1,937,387 for the fiscal year ended May 31, 1995 and net income of $178,074 on revenues of $1,327,778. Royalty income from Haldane offices increased from $1,214,091 in 1994 to $1,747,988 in 1995 and $2,244,818 in 1996. This 28% increase from 1995 to 1996 in royalty revenue can be attributable primarily to two factors;

            1. An increase in the number of sublicensee offices operating this year as compared to last year; and

            2. Increased royalty revenues attributable to an increase in the number of clients serviced by the Haldane offices and increased fees for providing the consulting services.

      Payroll, general and administrative costs increased from $878,633 in 1995 to $1,147,271. This increase can be attributable to increased costs and expenses associated with the operations, management and oversight of the Haldane operations, increased costs and payroll expenses at the Company's executive offices as well as costs associated with the development of the FIrst Career college program.

      Advertising expenditures increased from $46,805 in 1995 to $73,538. The increase in advertising expense is due to the Company's commitment to support the Bernard Haldane sublicensees by promoting the Bernard Haldane name throughout the country.

      Income before taxes was $841,768 as compared to $728,806 in 1995. However, net income after taxes declined from $699,105 to $533,440. The significant decline in after tax net income was due to a tax liability of $328,324. During the prior year(s) the Company was able to utilize carryforward tax losses. All carryforward tax losses have been utilized and the Company was liable for federal and state income taxes at the prevailing rates on current income.

      The Company anticipates revenues to increase in the coming year as the existing Haldane offices become more profitable. The opening of additional licensee or franchisee offices will generate additional royalty revenues and territorial fees. In addition, the Company anticipates that the introduction of First Career to graduating college students will generate additional revenues for the Company.

      Management does not at this time anticipate opening any company owned offices. However, management does not wish to foreclose this option should the opportunity arise.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                                      INDEX

                              FINANCIAL STATEMENTS








                                                                    PAGE
                                                                    ----

Independent Auditors' Reports                                       F-2

Consolidated Balance Sheets
   May 31, 1996 and 1995                                        F-3   -   F-4

Consolidated Statements of Income
   Years Ended May 31, 1996, 1995 and 1994                      F-5   -   F-6

Consolidated Statements of Changes in Stockholders' Equity
   Years Ended May 31, 1996, 1995 and 1994                          F-7

Consolidated Statements of Cash Flows
   Years Ended May 31, 1996, 1995 and 1994                      F-8   -   F-9

Notes to Consolidated Financial Statements                      F-10  -   F-24

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Bernard Haldane Associates, Inc.


We have audited the accompanying consolidated balance sheets of Bernard Haldane Associates, Inc. and Subsidiaries as of May 31, 1996 and 1995 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bernard Haldane Associates, Inc. and Subsidiaries as of May 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1996, in conformity with generally accepted accounting principles.





                                                   /s/ Miller, Ellin & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
August 14, 1996

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                     MAY 31,
                                                            -----------------------
                                                               1996          1995
                                                             ---------    ---------
                                                                          (Restated)
CURRENT ASSETS:
    Cash and cash equivalents                               $1,559,116      756,737
    Short-term investments                                      53,146      450,876
    Accounts receivable - net of allowance for doubtful
       accounts of $170,000 in 1996 and $110,000 in 1995       329,146      269,067
    Notes receivable (Note 2)                                   48,478       53,803
    Due from related parties (Note 11)                          28,039      260,000
    Prepaid expenses and miscellaneous receivables               9,734       28,722
    Deferred taxes (Note 7)                                     83,000      172,000
    Net assets of discontinued operations (Note 12)             36,635       16,639
                                                            ----------   ----------

           Total current assets                              2,147,294    2,007,844
                                                            ----------   ----------

OTHER ASSETS:
    Licenses - net of accumulated amortization of
       $1,460,376 in 1996 and $1,262,835 in 1995 (Note 3)    1,062,152    1,259,693
    Equipment, fixtures and leasehold improvements -
       net of accumulated depreciation of $19,549 in
       1996 and $18,119 in 1995                                 20,031         --
    Security deposits and other                                 60,460       62,360
    Notes receivable (Note 2)                                  134,893      182,414
                                                            ----------   ----------

           Total other assets                                1,277,536    1,504,467
                                                            ----------   ----------

TOTAL ASSETS                                                $3,424,830   $3,512,311
                                                            ==========   ==========










         The accompanying notes are an integral part of these statements

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     MAY 31,
                                                            ------------------------
                                                               1996          1995
                                                            ----------   -----------
                                                                          (Restated)
CURRENT LIABILITIES:
    Cash overdraft                                         $    18,044   $      --
    Current maturities of long-term debt (Note 3)              245,956       315,951
    Accounts payable                                            56,968        37,895
    Accrued expenses and other current liabilities (Note 9)     12,778       114,381
    Income taxes payable                                        61,905        61,384
                                                           -----------   -----------

        Total current liabilities                              395,651       529,611
                                                           -----------   -----------

OTHER LIABILITIES:
    Long-term debt (Note 3)                                    541,080       587,037
    Deferred rent payable                                       14,719         4,400
                                                           -----------   -----------
                                                               555,799       591,437

        Total liabilities                                      951,450     1,121,048
                                                           -----------   -----------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (Note 5):
    Common stock ($.00001 par value; 950,000,000 shares
      authorized, 1,148,865 shares issued and
      outstanding)                                                  12            12
    Additional paid-in capital                               2,761,727     2,761,727
    Retained earnings (deficit)                                162,964      (370,476)
                                                           -----------   -----------
                                                             2,924,703     2,391,263
    Less: Treasury stock (179,500 shares at cost) (Note 6)     451,323          --
                                                           -----------   -----------

        Total stockholders' equity                           2,473,380     2,391,263
                                                           -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 3,424,830   $ 3,512,311
                                                           ===========   ===========




         The accompanying notes are an integral part of these statements

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                       YEARS ENDED MAY 31,
                                            ----------------------------------------
                                                1996          1995            1994
                                            -----------    ----------    -----------
                                                           (Restated)     (Restated)
REVENUES:
  Royalty income                            $ 2,244,818   $ 1,747,988    $ 1,214,091
  Interest, dividends and other income           99,621        49,785         14,062
  Sub-license income                            104,214        99,625
  Gain on sale of investment (Note 1)              --          35,400           --
                                            -----------   -----------    -----------

        Total revenues                        2,344,439     1,937,387      1,327,778
                                            -----------   -----------    -----------

EXPENSES:
  Payroll and related costs                     362,554       337,207        330,641
  Other general and administrative              784,717       541,426        449,631
  Amortization                                  197,541       197,541        197,544
  Advertising                                    73,538        46,805         33,282
  Interest                                       68,558        75,602         88,807
  Lawsuit judgment (Note 9)                      15,763        10,000        104,381
                                            -----------   -----------    -----------

    Total expenses                            1,502,671     1,208,581      1,204,286
                                            -----------   -----------    -----------

INCOME BEFORE INCOME TAXES (CREDITS)            841,768       728,806        123,492

INCOME TAXES (CREDITS) (Note 7)                 328,324        (2,000)       (69,000)
                                            -----------   -----------    -----------

INCOME FROM CONTINUING OPERATIONS               513,444       730,806        192,492

DISCONTINUED OPERATIONS (Note 12):
  Income (loss) from operations of travel
  agency to be disposed of (net of income
  taxes of $8,000, $-0- and $-0-)                19,996       (31,701)       (14,418)
                                            -----------   -----------    -----------

INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                             533,440       699,105        178,074

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
  FOR INCOME TAXES PRIOR TO 1994                   --            --           28,000
                                            -----------   -----------    -----------

NET INCOME                                  $   533,440   $   699,105    $   206,074
                                            ===========   ===========    ===========





         The accompanying notes are an integral part of these statements

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (CONTINUED)




                                                          YEARS ENDED MAY 31,
                                                -----------------------------------
                                                    1996        1995         1994
                                                -----------  ----------   ---------
                                                             (Restated)  (Restated)
NET EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:
    Continuing operations                          $ .43        $ .64       $  .19
    Discontinued operations                          .01         (.03)        (.02)
    Cumulative effect of accounting change          -            -             .03
                                                   -----        -----       ------
                                                   $ .44        $ .61       $  .20
                                                   =====        =====       ======




WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES                     1,227,894     1,161,347   1,014,729
                                               =========     =========   =========


DIVIDENDS                                          NONE          NONE         NONE
                                                   ====          ====         ====
















         The accompanying notes are an integral part of these statements

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY






                                       COMMON STOCK,
                                        $.00001 PAR
                                      VALUE, AUTHORIZED
                                      950,000,000 SHARES  ADDITIONAL    RETAINED      TREASURY STOCK
                                     -------------------    PAID-IN     EARNINGS     -----------------
                                        SHARES  AMOUNT      CAPITAL     (DEFICIT)     SHARES   AMOUNT        TOTAL
                                     ---------- ------  ------------  ------------   -------- --------     --------
BALANCE - June 1, 1993                  914,622  $ 9    $ 2,458,980   $(1,275,655)     --    $    --     $ 1,183,334

Issuance of shares as compensation
    (Note 4)                             55,000   --         98,750          --        --         --          98,750


Exercise of stock options (Note 5)       10,000    1          2,499          --        --         --           2,500

Net income for the year ended
    May 31, 1994                           --     --           --         206,074      --         --         206,074

Rounding of shares                          243   --           --            --        --         --            --
                                      ---------  ---    -----------   -----------   -------  ---------   -----------

BALANCE - MAY 31, 1994                  979,865   10      2,560,229    (1,069,581)     --         --       1,490,658

Exercise of stock options (Note 5)       94,000    1        201,499          --        --         --         201,500

Issuance of shares on acquisition of
    minority interest of subsidiary
    (Note 1)                             75,000    1             (1)         --        --         --            --

Net income for the year ended
    May 31, 1995                           --     --           --         699,105      --         --         699,105
                                      ---------  ---    -----------   -----------   -------  ---------   -----------

BALANCE - MAY 31, 1995                1,148,865   12      2,761,727      (370,476)     --         --       2,391,263

Repurchase of common stock (Note 6)        --     --           --            --     179,500   (451,323)     (451,323)

Net income for the year ended
    May 31, 1996                           --     --           --         533,440      --         --         533,440
                                      ---------  ---    -----------   -----------   -------  ---------   -----------

BALANCE - MAY 31, 1996                1,148,865  $12    $ 2,761,727   $   162,964   179,500  $(451,323)  $ 2,473,380
                                      =========  ===    ===========   ===========   =======  =========   ===========






         The accompanying notes are an integral part of these statements

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED MAY 31,
                                                         ----------------------------------
                                                            1996          1995         1994
                                                         ---------    ---------    ---------
                                                                      (Restated)   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 533,440    $ 699,105    $ 206,074
  (Income) loss from discontinued operations               (19,996)      31,701       14,418
  Adjustments to reconcile net income to net
  cash provided by operating activities:
      Expenses (income) not requiring the use of cash:
        Cumulative effect of accounting change                --           --        (28,000)
        Provision for losses on accounts
          and notes receivable                              97,469       34,866        2,640
        Depreciation                                         1,430        3,623        3,625
        Amortization of licenses                           197,541      197,541      197,544
        Gain on sale of investment                            --        (35,400)        --
        Interest expense - imputed                          52,048       60,935       69,140
        Interest income - imputed                           (6,403)      (6,994)      (6,981)
        Issuance of common stock as compensation              --           --         98,750
        Deferred income taxes                               89,000      (75,000)     (69,000)
      Changes in assets and liabilities:
        Accounts receivable                               (141,548)    (115,359)     (31,580)
        Prepaid expenses                                    18,988      (28,628)       5,906
        Cash overdraft                                      18,044         --           --
        Accounts payable and other current liabilities     (82,009)      61,986       19,578
        Deferred rent payable                               10,319       (1,350)         750
        Net assets of discontinued operations - net        (21,814)      58,871      (30,191)
                                                         ---------    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  746,509      885,897      452,673
                                                         ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                     (302,138)    (625,876)        --
  Redemption of short-term investments                     699,868      175,000         --
  (Increase) decrease in due from related parties          231,961     (260,000)        --
  Acquisition of fixed assets                              (21,461)        --           --
  Proceeds from sale of investment                            --          5,000         --
  Additions to notes receivable                            (20,000)    (181,213)    (105,000)
  Payments of notes receivable                              63,249       64,650       83,104
  Security deposits                                          1,900      (55,586)        --
  Net assets of discontinued operations - net                 (500)        --         (3,908)
                                                         ---------    ---------    ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        652,879     (878,025)     (25,804)
                                                         ---------    ---------    ---------


         The accompanying notes are an integral part of these statements

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                                    YEARS ENDED MAY 31,
                                                        -----------------------------------------
                                                             1996           1995           1994
                                                        -----------    -----------    -----------
                                                                       (Restated)      (Restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt                            $  (168,000)   $  (168,000)   $  (168,000)
  Exercise of employee stock options                           --          201,500          2,500
  Repurchase of common stock                               (451,323)          --             --
                                                        -----------    -----------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (619,323)        33,500       (165,500)
                                                        -----------    -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                     780,065         41,372        261,369

CASH AND CASH EQUIVALENTS - beginning                       835,008        793,636        532,267
                                                        -----------    -----------    -----------

CASH AND CASH EQUIVALENTS - ending
  (includes cash of discontinued operations of
  $55,957, $78,271 and $19,401, respectively)           $ 1,615,073    $   835,008    $   793,636
                                                        ===========    ===========    ===========

SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
    Receipt of notes receivable on sale of investment   $      --      $    30,000    $      --
                                                        ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                            $    68,558    $    75,602    $    88,807
    Income taxes                                            238,876         15,542           --











         The accompanying notes are an integral part of these statements

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1996, 1995 AND 1994


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations
    --------------------

    Bernard Haldane Associates, Inc. ("Haldane") was incorporated on July 1986 in the State of Florida to seek potential business opportunities. Since inception, Haldane acquired or formed the businesses described below collectively referred to as the "Companies."

    Andover Equities Corp. ("Andover") was incorporated on July 25, 1988 in the State of Florida to seek potential business opportunities. Andover filed a Registration Statement pursuant to the Securities Act of 1933 which was declared effective on May 11, 1989. In July 1989, Haldane distributed as a dividend 3,672,994 shares of Andover from its 18,230,000 shares of Andover to Haldane shareholders of record on October 10, 1988. Andover had no operations and negligible book value and accordingly, no value had been attributed to the dividend. As of May 31, 1994 and 1993, Haldane owned 14,577,006 shares of Andover which was approximately eighty percent of Andover's 18,250,000 shares issued and outstanding. In April 1995, Haldane sold 14,000,000 of its shares of Andover to a group of four unrelated investors for cash and notes totalling $35,000, resulting in a gain of $35,400, which has been included in operations for the year ended May 31, 1995. At May 31, 1995, Haldane's investment in Andover, which represents approximately 3% of the issued and outstanding shares, is carried at cost and consequently Andover is not included in the consolidated balance sheet at that date. The results of operations of Andover through the date of sale are included in the consolidated statements of operations for the year ended May 31, 1995. Andover was a totally inactive subsidiary with no assets, revenues and insignificant expenses.

    On September 21, 1989, Haldane acquired 80% of the outstanding shares issued of Career Services Management Corp. ("CSM") for $800 in cash. CSM is currently inactive but previously derived counseling fee income for consulting and advisory services under the name of Haldane. Prior to 1992, CSM operated six U.S. offices which were sold (see Note 4). On February 2, 1995, Haldane acquired the remaining 20% of the outstanding shares of CSM for 75,000 shares of Haldane.

    DRB Ltd. ("DRB") is an entity that owns worldwide rights to the name and methods of Haldane, an individual career counseling and advisory service. On September 21, 1989, CSM acquired all of the issued and outstanding shares of DRB for $1,250,000 consisting of $1,000,000 in cash and a note payable in the amount of $250,000 due to Dan R. Bruce. DRB revenues consist primarily of royalties collected pursuant to sub-licensing agreements with sub-licensees which operate 65 Haldane offices in locations in the United States and Canada. DRB continues to sell territorial rights. During 1996, 1995 and 1994, DRB recognized revenues of approximately $-0-, $100,000, and $100,000, respectively, for the sale of territorial rights (see Note 2).

    The acquisitions were accounted for using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values; accordingly, the purchase price was allocated to the license and is being amortized based on a percentage of revenues.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1996, 1995 AND 1994



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Nature of Operations (Continued)
    --------------------

    Quantum Tours International, Inc. ("QT"), a Florida corporation, is a wholly-owned subsidiary of Haldane and operates as a full service travel agency whose net assets approximate 1% of the consolidated amount. On May 31, 1996, the Company adopted a plan to discontinue this segment (see Note
    12).

    After giving effect to the restatement for discontinued operations, the Company's operations consist of only one business segment, career consulting and advisory services.

    Use of Estimates in the Preparation of Financial Statements
    -----------------------------------------------------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    Principles of Consolidation
    ---------------------------

    The consolidated financial statements include the accounts of Haldane and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

    Cash and Cash Equivalents
    -------------------------

    The  Companies   consider  all  highly  liquid   investments  with  original
    maturities of three months or less to be cash equivalents.

    Concentrations of Credit Risk
    -----------------------------

    The Companies maintain their cash balances with various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate approximately $1,363,000 and $450,000 at May 31, 1996 and 1995,
    respectively.

    The Companies' short-term investments include certificates of deposit of financial institutions with high credit ratings, which mature within one year. This investment policy limits the Companies' exposure to concentrations of credit risk.

    Equipment, Fixtures and Leasehold Improvements
    ----------------------------------------------

    Equipment and fixtures are being depreciated primarily on the straight-line basis over a five year life. Leasehold improvements are being amortized over the life of the lease.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1996. 1995 AND 1994




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Licenses
    --------

    Licenses acquired, valued at approximately $1,200,000, are being amortized over a ten year period using the straight-line method. In addition, the cost of acquisitions in excess of fair market value of assets acquired amounting to approximately $1,250,000 has been allocated to licenses, and is being amortized at five percent of counseling fee and fifty percent of sub-licensing fee income. However, such amortization will not be less than the calculation based on a twenty year amortization period. Annually the Company reviews the carrying value and the amortization of its intangible assets and does not believe that there has been any impairment in the carrying value of the licenses as royalty revenues are increasing and the sale of additional territorial rights will generate additional revenues for the Company.

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995 and in the opinion of management, its adoption will not have an effect on the Company's consolidated financial statements.

    Deferred Rent Payable
    ---------------------

    Deferred rent payable represents the excess of recognized rent expense over scheduled lease payments which will be credited to future operations.

    Revenue Recognition
    -------------------

    DRB recognizes royalty revenue based on a percentage (5% to 6%) of gross collections on counseling fees of the sub-license or the minimum royalty fee, whichever is greater. DRB also recognizes revenues on the sale of territory rights to sub-licenses at the time the contract is completed and when no further services are required by DRB. Allowances for doubtful accounts have been provided for any potential losses.

    QT recognizes revenue when the tour has commenced. Revenue received prior to the commencement of the tour is deferred and recorded as unearned revenue.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1996, 1995 AND 1994




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Net Earnings (Loss) Per Common and Common Equivalent Share
    ----------------------------------------------------------

    For the years ended May 31, 1996, 1995 and 1994, net earnings per common and common equivalent share are based on the weighted average number of common shares and common equivalent shares arising from dilutive stock options using the modified treasury stock and treasury stock methods. Fully diluted earnings per common and common equivalent shares were the same as for the primary calculation. Outstanding warrants have not been included as their effect would be antidilutive and they expired on December 23, 1994.

    Realizability of a Deferred Tax Asset
    -------------------------------------

    The Company has recorded a deferred tax asset of $83,000. Realization is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if future taxable income is not sufficient.

NOTE 2 - NOTES RECEIVABLE

    Notes receivable at May 31, consist of the following:

                                                              1996         1995
                                                           --------     --------
    Various non-interest bearing notes receivable in
      connection with the sale of sub-licenses (Note 1)    $100,500     $154,500

    LaSalle Consulting - receivable in equal monthly
      installments of $2,097 through April 2002, with
      interest at 24%                                        79,640       85,000

    Note receivable - employee/stockholder in 36 equal
      monthly installments of $589 through October 1998,
      including interest at 6%                               16,111         -

    Notes receivable in connection with the sale of
      Andover stock (Note 1), due April 1997,
      with annual interest at 10% due in quarterly
      installments commencing April 1995                     30,000       30,000
                                                           --------     --------
                                                            226,251      269,500

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1996, 1995 AND 1994






NOTE 2 - NOTES RECEIVABLE (CONTINUED)

                                                            1996         1995
                                                          --------     --------
    Less:  Unamortized discounted interest
      imputed at 8% to 10% on the above non-interest
      bearing notes                                       $  7,880     $ 14,283
                                                          --------     --------
                                                           218,371      255,217
    Less:  Allowance for credit losses on the above
      non-interest bearing notes (see below)                35,000       19,000
                                                          --------     --------
                                                           183,371      236,217
    Less:  Current portion                                  48,478       53,803
                                                          --------     --------

                                                          $134,893     $182,414
                                                          ========     ========

    The amounts due over the next five years, net of imputed interest of $7,880, are as follows:

                      Year Ending May 31,
                      -------------------

                            1997                              $ 48,478
                            1998                                37,259
                            1999                                24,054
                            2000                                18,781
                            2001                                22,902
                            Subsequent                          31,897
                                                              --------
                                                              $183,371
                                                              ========

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1996, 1995 AND 1994



NOTE 2 - NOTES RECEIVABLE (CONTINUED)

    In fiscal 1995, the Companies adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," (SFAS No. 114) and Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS No. 118) which requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at market price or the fair value of the collateral if the loan is collateral dependent. Notes receivable at May 31, consist of the following:

                                                   1996      1995
                                                --------   --------
         Notes receivable - impaired            $122,620   $140,217
         Less: Allowance for credit losses        35,000     19,000
                                                  87,620    121,217
         Notes receivable - not impaired
           and no allowance for credit losses     95,751    115,000
                                                --------   --------
                                                $183,371   $236,217
                                                ========   ========

    The Company recognizes interest income on impaired loans on actual cash received with interest imputed at 8% to 10%.

    The average recorded investment in impaired loans and the interest income recognized during the years ended May 31, 1996 and 1995 were approximately $131,000 and $10,000 and $121,000 and $7,000, respectively.

NOTE 3 - LONG-TERM DEBT

    Long-term debt at May 31, consists of the following:

                                                                          1996          1995
                                                                     ------------  ------------
      B&E Partnership - payable for ten years at $14,000 per
        month commencing July 1, 1986 and  $7,000  per month
        commencing  July 1, 1996 for ten years. Secured by a
        license agreement.  This note is non-interest bearing.       $    854,000  $  1,022,000
      Dan R. Bruce - principal amount of $200,000 due January
        1997 with interest due in monthly payments of $1,333.
        The note is secured by a license agreement and currently
        bears interest at an annual rate of eight percent.                200,000       200,000
                                                                     ------------  ------------
               Total debt obligations                                   1,054,000     1,222,000
        Less:  Unamortized discounted interest imputed at eight
                  percent on the above non-interest bearing loan.         266,964       319,012
                                                                     ------------  ------------
               Total present value of debt                                787,036       902,988
        Less:  Current portion                                            245,956       315,951
                                                                     ------------  ------------
                                                                     $    541,080  $    587,037
                                                                     ============  ============

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1996, 1995 AND 1994




NOTE 3 - LONG-TERM DEBT (CONTINUED)

    The non-current portion of long-term debt as of May 31, 1996 is payable as follows:

              Year Ending May 31,
              -------------------

                   1998                            $ 42,240
                   1999                              45,746
                   2000                              49,543
                   2001                              53,655
                   2002                              58,108
                   Subsequent                       291,788
                                                   --------
                                                   $541,080
                                                   ========


NOTE 4 - COMMITMENTS AND CONTINGENCIES

    Leases
    ------

    Haldane rented its executive office in New York City under a lease expiring in December 1996. In April 1995, Haldane entered into a new lease arrangement for new office premises for a term of ten years to commence when construction was completed and the premises occupied. Haldane occupied the premises in October 1995 and sublets approximately 70% to related entities. In addition, Haldane sublets its prior office premises under a sublease expiring in December 1996.

    The following is a schedule by years of future minimum rental payments and sublease income under these leases (rounded to thousands):

                                                   Minimum
                                                   Rental        Sublease
                Year Ending May 31,               Payments        Income
                -------------------               --------        ------

                     1997                         $  138,000      $102,000
                     1998                            119,000        86,000
                     1999                            119,000        86,000
                     2000                            119,000        86,000
                     2001                            128,000        92,000
                     Subsequent                      577,000       414,000
                                                  ----------      --------
                                                  $1,200,000      $866,000
                                                  ==========      ========

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1996, 1995 AND 1994




NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

    Rent expense, net of rental income of approximately $30,000, $-0- and $-0-, charged to operations for the years ended May 31, 1996, 1995 and 1994 amounted to approximately $31,000, $19,000 and $28,000, respectively.

    Licensing
    ---------

    In those states where the granting of a license for the right to operate a Haldane office may constitute a franchise arrangement, DRB intends to register as a franchisor. DRB may also be subject to regulatory sanctions in these states for failing to register as a franchisor prior to the granting of a franchise license. DRB intends to enter into franchise agreements with current licensees, and if necessary under the state statutes, DRB will offer current licensees the right of recission. Management is of the opinion that the potential liability for violation of any state or federal statute relating to the sale of a franchise and in the aggregate is not material to the consolidated financial statements. The Company to date has incurred approximately $58,000 of legal costs in connection with this matter. The Company expects to incur no additional costs of any significance relating to this matter.

    Consulting Agreements
    ---------------------

    On June 9, 1993, Haldane entered into a one year consulting agreement with an unrelated third party. Haldane agreed to compensate the consultant with 80,000 shares of common stock; 20,000 shares were issued both on August 4, 1993 and September 20, 1993. On January 12, 1994, the agreement was terminated. On the same date, a new one year agreement was executed whereby the consultant received 15,000 shares, which were issued on February 8, 1994, and options to acquire 250,000 shares of common stock at prices ranging from $2.25 to $3.50 per share. These securities and options have been registered pursuant to an S-8 Registration Statement filed with the Securities and Exchange Commission in February 1994. Consulting expense of $98,750 was recorded for the issuance of 55,000 shares of stock for the year ended May 31, 1994. A total of 89,000 options have been exercised during the year ended May 31, 1995.

    On August 1, 1995, Haldane entered into a consulting agreement, with a company whose president was Haldane's former president, for a period of five years. Compensation under the agreement is as follows: $62,000 the first year, $69,000 the second year, $74,000 the third year, $83,000 the fourth year and $90,000 the fifth year. In addition, Haldane agreed to provide to the consultant a leased automobile and reimburse all approved expenses.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1996, 1995 AND 1994





NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS

    Stock Options
    -------------

    The stock option transactions for the three fiscal years ended May 31, are summarized as follows:

                                                                   1996     1995     1994
                                                                 -------  -------  ------
    Outstanding - beginning of year (exercisable at a price of
       $.25 to $3.50 per share)                                  326,000  355,000   65,000

    Granted at $1.75 to $3.50 per share                           60,000   65,000  300,000

    Exercised at prices ranging from $.25 to $2.25 per share        -     (94,000) (10,000)
                                                                 -------  -------  -------

    Outstanding - end of year (exercisable at a price range of
       $.25 to $3.50 per share)                                  386,000  326,000  355,000
                                                                 =======  =======  =======

    Exercisable - end of year                                    386,000  326,000  255,000
                                                                 =======  =======  =======

    During the years ended May 31, 1996 and 1995, options to acquire 60,000 and 65,000 shares, respectively, were granted to directors and employees of the Company at market value. A director exercised 5,000 options during the year ended May 31, 1995.

    In 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued and is effective for fiscal years beginning after December 15, 1995. This statement requires footnote disclosure of the pro forma impact on net earnings and earnings per share of the compensation cost that would have been recognized if the fair value of all stock-based awards was recorded in the income statement. The Company will adopt the disclosure provisions of this statement in 1997.

    Warrants
    --------

    In connection with the initial public offering in February 1987, 75,000,000 units were sold at a price of $.01 per unit. Each unit consisted of one share of common stock, one Class A Redeemable Stock Purchase Warrant, one Class B Redeemable Stock Purchase Warrant and one Class C Redeemable Stock Purchase Warrant. Each Class A, Class B and Class C Warrant entitles the holder to purchase one share of common stock at an exercise price of $8, $10 and $12, respectively.

    On December 23, 1994 all of the warrants expired.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1996, 1995 AND 1994

NOTE 6 - TREASURY STOCK

    In October 1995 and March 1996, the Board of Directors authorized the Company to repurchase outstanding shares of its common stock at fair market value from various shareholders. As of May 31, 1996, the Company repurchased 179,500 shares at fair market value with prices ranging from $2.49 to $2.53 per share.

NOTE 7 - INCOME TAXES

    Deferred Income Taxes
    ---------------------

    Effective June 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws as they occur.

    The effect of adopting SFAS No. 109 on income before cumulative effect of accounting change for the year ended May 31, 1994 was an increase of $69,000 ($.07 per share).

    Deferred income taxes reflect temporary differences in reporting assets and liabilities for income tax and financial accounting purposes. These temporary differences arise primarily from the allowance for doubtful accounts and net operating losses.

    The components of the net deferred tax asset as of May 31, are as follows:

                                                 1996         1995
                                                 ----         ----

            Allowance for doubtful accounts     $83,000     $ 53,000
            Net operating loss                     -         119,000
                                                -------     --------
                                                $83,000     $172,000
                                                =======     ========

    The net deferred tax assets of $83,000 and $172,000 are shown as current assets in the consolidated balance sheets. No valuation allowance has been provided.

    Income Taxes
    ------------
    Provision for income taxes for the years ended May 31, consists of the following:
                                                  1996       1995      1994
                                                --------   --------  ---------
        Current:
         Federal                                $163,448   $   -     $   -
         State and local                          75,876     73,000      -
                                                --------   --------  --------
                                                 239,324     73,000      -
        Deferred:
         Federal                                  93,000    231,000    43,000
         State and local                          (4,000)      -         -
        Change in valuation allowance               -      (306,000) (112,000)
                                                --------   --------  --------
                                                $328,324   $ (2,000) $(69,000)
                                                ========   ========  ========

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1996, 1995 AND 1994





NOTE 7 - INCOME TAXES (CONTINUED)

    Income Taxes (Continued)
    ------------

    Reconciliation of statutory rate to effective income tax rate on continuing operations for the years ended May 31, is as follows:

                                                      1996      1995      1994
                                                    -------  --------   -------

      At federal statutory rates                      34.0      34.0       34.0
      Effect of:
        State income taxes, net of federal benefit     7.9       9.8        5.5
        Permanent differences                           .7      -          -
        Tax benefit of operating loss carryforwards   (2.6)    (33.1)     (31.8)
        Overaccrual of prior year taxes               (1.0)     -          -
        Change in valuation allowance                 -        (10.7)     (63.6)
                                                     -----    ------     ------
                Total                                 39.0      -         (55.9)
                                                     =====    ======     ======

    The Companies file consolidated tax returns and had available at May 31, 1995 unused operating loss carryforwards of approximately $400,000 for income tax reporting purposes which were utilized to offset 1996 taxable income. Haldane had no taxable federal income for the years ended May 31, 1995 and 1994; therefore, no federal income tax liability or expense provision has been recorded for those years. The only significant difference between income tax and financial reporting is the allowance for doubtful accounts.


NOTE 8 - RETIREMENT PLANS

    The Companies have simplified employee pension (SEP) agreements with all full-time employees who are at least twenty-one years old and have performed services for at least three of the preceding five years. Such agreements provide for discretionary contributions by the employer. For the years ended May 31, 1996, 1995 and 1994, the Companies contributed $29,750, $41,424 and $47,405, respectively.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1996, 1995 AND 1994





NOTE 9 - LAWSUIT JUDGMENT

    A former sub-licensee initiated an arbitration against DRB before the American Arbitration Association claiming damages for DRB's alleged breach of sub-license agreement and interference with a consulting agreement. An arbitration hearing was held in April 1994 and on June 14, 1994, the former sub-licensee was awarded $104,381. The entire amount of $104,381 plus interest of $10,000 was accrued as of May 31, 1995. In January 1996, DRB paid $130,144.


NOTE 10 - GEOGRAPHIC AREAS

    The Companies received royalty revenue from five Canadian franchisees in the aggregate amounts of $158,572, $114,221 and $68,718 for the years ended May 31, 1996, 1995 and 1994, respectively. All other revenues are from United States services.

    Included in accounts receivable at May 31, 1996 and 1995 are amounts owed by the Canadian franchisees of $93,088 and $15,293, respectively (see Note 11).


NOTE 11 - RELATED PARTY TRANSACTIONS

    A principal officer and director of Haldane owns and operates nine Haldane offices, five in Canada and four in the United States. Royalty fees for the years ended May 31, 1996, 1995 and 1994 amounted to $243,760, $165,129 and
    $145,513, respectively and are included in royalty income in the consolidated statements of income. DRB is owed from these offices $105,325 and $22,079 as of May 31, 1996 and 1995, respectively, which is reflected in accounts receivable.

    From time to time the Company advances funds to several entities whose officer and director is also an officer and director of Haldane. The average monthly balance during fiscal 1996 of such advances amounted to approximately $375,000. At May 31, 1996, the balance of such advances was approximately $14,000 and in addition, the Companies were owed $14,000 for miscellaneous reimbursable expenses from these entities.

    Interest earned on advances for the year ended May 31, 1996 at 8% per annum amounted to approximately $30,000.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1996, 1995 AND 1994




NOTE 12 - DISCONTINUED OPERATIONS

    On May 31, 1996, the Company adopted a plan to terminate its travel agency operations. The anticipated disposal date is November 1996.

    The components of net assets of discontinued travel agency operations included in the consolidated balance sheets at May 31, are as follows:

                                                       1996         1995
                                                      -------     --------
               Cash and cash equivalents              $55,957     $ 78,271
               Prepaid expenses                         4,240        4,558
               Property and equipment - net               635        1,060
               Other assets                             2,200        1,700
               Accounts payable                        (3,225)      (6,450)
               Income taxes payable                    (8,000)        -
               Deferred income                        (15,172)     (62,500)
                                                      -------     --------
                    Net assets                        $36,635     $ 16,639
                                                      =======     ========

    The operating results of the travel agency segment for the year ended May 31, 1996 are shown separately in the accompanying consolidated income statement. The 1995 and 1994 consolidated statements have been restated to segregate the operating results of the travel agency segment. Net revenues of the travel agency segment for 1996, 1995 and 1994 amounted to $95,474, $68,047 and $126,606, respectively, and are not included in net sales in the accompanying consolidated income statements.

    Management estimates a gain on disposal of the discontinued operations of approximately $23,000 (net of income taxes of $12,000) which represents the expected operating gains during the phase-out period from June 1, 1996 through November 1996 and will be recognized when earned. Management does not anticipate any gain or loss on disposal of assets.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1996, 1995 AND 1994





NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The amounts at which cash, accounts receivable, short-term notes receivable, due from related parties, accounts payable and other current liabilities are presented in the balance sheets approximate their fair value due to their short maturities. The following table presents the carrying amounts and fair values at May 31, 1996 and 1995 for long-term notes receivable and debt:

                                              1996                  1995
                                      --------------------  -------------------
                                       Carrying     Fair    Carrying     Fair
                                        Amount      Value    Amount      Value

      Long-term notes receivable      $ 135,000  $ 129,000  $ 182,000 $ 179,000
                                      =========  =========  ========= =========

      Long-term debt                  $ 541,000  $ 570,000  $ 587,000 $ 616,000
                                      =========  =========  ========= =========

    The fair value of long-term notes receivable and debt has been determined based on discounted cash flow using a market rate of interest at the balance sheet date as applicable to comparable notes and debt.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1996, 1995 AND 1994



NOTE 14 - EARNINGS PER SHARE

    Net Earnings Per Common
      and Common Equivalent Share
    -----------------------------

    Net earnings per share for the years ended May 31, were calculated using the modified treasury stock method as follows:
                                                                 1996        1995         1994
                                                             ----------   ----------   ----------
    Earnings

    Income from continuing operations                        $  513,444   $  730,806   $  192,492

    Modified Treasury Stock Method

    Incremental income after the application of assumed
      proceeds toward repurchase of 20% of the outstanding
      common shares at the average market price and the
      reduction of debt, net of applicable income taxes          11,452        6,845         --
                                                             ----------   ----------   ----------

    Adjusted earnings                                        $  524,896   $  737,651   $  192,492
                                                             ==========   ==========   ==========

    Shares

    Weighted average number of common shares outstanding      1,105,442    1,070,365    1,014,729

    Additional shares assuming conversion of:
      Stock options and warrants utilizing the modified
         treasury stock method                                  122,452       90,982         --
                                                             ----------   ----------   ----------

    Number of common and common equivalent shares             1,227,894    1,161,347    1,014,729
                                                             ==========   ==========   ==========

    Earnings per common and common equivalent share
      from continuing operations                                   $.43        $.64         $.19
                                                                   ====        ====         ====


    Fully diluted earnings per common and common equivalent share were the same.

Item 9.  Changes in and Disagreements with  Accountants Accounting and Financial
--------------------------------------------------------------------------------
Disclosure
----------
                                      NONE

Item 10.  Directors and Executive Officers of Registrant
--------------------------------------------------------

     The executive officers and Directors of the Company are as follows:

Name                         Age          Position
----                         ---          --------

Jerold P. Weinger            50           President, Chief Executive
                                          Officer, Treasurer and Director

Jeffrey G. Klein             41           Secretary and Director


            Jerold P. Weinger was elected as a director of the Company in May of 1989 and currently serves as the Company's President, Chief Executive Officer, Treasurer and Chairman of the Board. In September 1991, 266 Washington Associates, a New York real estate general partnership in which Mr. Weinger serves as one of the general partners, filed a voluntary petition in bankruptcy with the United States Bankruptcy Court for the eastern district of New York. This action was subsequently dismissed. Since March 1992, Mr. Weinger has served as the vice president and director of several different privately held companies which operate Bernard Haldane licensed offices. Since November 1991, Mr. Weinger has also served as the Chairman of the Board of Lauren & Associates, a New York based entity engaged as a temporary employment agency. Since June 1987, Mr.
Weinger has served as vice president of STAT Staffing Inc., a New Jersey corporation which provides temporary nursing care to institutions. From February 1989 until June 1987, Mr. Weinger has served as the Vice President, Secretary and Director of Euromed, Inc., a New Jersey based company. During this time he also served as Vice President of Euromed's wholly-owned operating subsidiary, C.M.S. Europe Limited, which distributed medical products in Europe. From 1984 until December 31, 1987, Mr. Weinger was associated with Brooks Weinger Robbins & Leeds Inc. ("Brooks"), formerly a registered broker-dealer, and from January 1987 until January 1988, served as Chief Executive Officer of such firm.

      On or about January 1987, an action was commenced in United States District Court for the Southern District of New York [87 Civil 593
(RWS)(U.S.D.C., S.D.N.Y.)] by the Securities and Exchange Commission ("SEC") against, inter alia, Jerold Weinger.

     The SEC action alleged that Mr. Weinger violated Section 17(a) of the Securities Act of 1933, as amended (the "1933 Act"), and Sections 10(b) and

15(c) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), and Rules 10(b)-5, 10(b)-6 and 15(c)-2 thereunder, in connection with certain initial public offerings in which Mr. Weinger had participated as an employee of Brooks, Hamburger, Satnick, Inc., formerly a registered-dealer. (Brooks, Hamburger, Satnick Inc. is not a predecessor to Brooks, Weinger, Robbins & Leeds Inc.) On or about January 1987, without admitting or denying any of the SEC allegations, Mr. Weinger consented to the entry of a Final Judgement of Injunction enjoining Mr. Weinger from further violations of said Sections 17(a), 10(b) and 15(c) and Rules 10b-5, 10b-6 and 15cl-2.

     On February 9, 1987, the SEC issued an Order Instituting Public Proceedings, Making Findings and Imposing Remedial Sanctions Pursuant to Sections 15(d) and 19(h) of the Securities Exchange Act of 1934 (File No. 3-6790) against Jerold Weinger et al. The allegations against Mr. Weinger included willfully violating Section 17(a) of the 1933 Act, Section 10(b) of the 1934 Act and Rules 10b-5 and 10b-6 thereunder, as well as willfully aiding and abetting violations of Section 15(c) of the 1934 Act and Rule 15cl-2 thereunder. Without admitting or denying the SEC allegations, Mr. Weinger consented to the entry of an Order suspending him from association with any broker, dealer, investment company, investment advisor or municipal securities dealer in any capacity for a consecutive 90 day period (which period has expired).

     On January 4, 1989, the District Business Conduct Committee for District No. 12 of the National Association of Securities Dealers, Inc. ("NASD") filed a complaint (No. NY-7010) before the NASD against Jerold P. Weinger et al. The Complaint alleges that Mr. Weinger, while associated with Brooks Weinger violated Article III, Section 1 of the NASD's Rules of Fair Practice by his failure to become registered as a general securities principal (notwith standing that he was registered as a financial and operations principal at such time), despite his alleged active engagement in the management of the firm's investment banking and securities business. Without admitting or denying any of the allegations contained in the Complaint, Mr. Weinger has agreed to the entry of an order requiring Weinger take and pass the Series 24 General Securities Principal examination prior to applying for association with any NASD member and, that Mr. Weinger is suspended in all capacities from association with any NASD member for a period of ninety (90) days which period has since expired.

      Mr. Weinger received a B.B.A. from Pace University and a M.S. from Brooklyn College.

      Jeffrey G. Klein, has served as Secretary and a Director of the Company since its inception. Mr. Klein is a practicing attorney in Boca Raton, Florida. From 1986-1989, Mr. Klein served as president and a Director of Unity Publishers Corp., a publisher of financial newsletters. During this time, Unity was giving away shares of stock in publicly held companies as a gift for subscribing to its newsletter. Some states and the Securities and Exchange Commission have deemed this to be a prohibited transaction and in those states, the newsletter and Mr. Klein are subject to Cease and Desist Orders in reference to the distribution of the stock as a gift for subscribing to the newsletter. Unity was named as a Defendant in an action brought by the Securities and Exchange Commission and is a signator to a Final Judgment of Permanent Injunction. From 1986 through 1988, Mr. Klein also served as Secretary and Director of Capital Investment Development Corp., a company which went public pursuant to a "Blind Pool" offering. From January 1985 through 1986, Mr. Klein served as in-house counsel to First Commonwealth Financial Corp., InfoData, Inc. and Newsletter Management Corp., all of which were located in Boca Raton, Florida. From 1983 through 1985, Mr. Klein was affiliated with the law offices of Gerald Beyer, Esq., Fort Lauderdale, Florida, and during 1983, Mr. Klein was employed by Arthur Andersen & Co., Fort Lauderdale, Florida. Prior thereto, Mr. Klein was a practicing attorney in Pittsburgh, Pennsylvania. Mr. Klein received his J.D. and M.B.A. degrees from the University of Pittsburgh and a B.A. from Boston University.

      Directors of the Company hold their offices until the next annual meeting of the Company's stockholders and until their successors have been duly elected and qualified or until their earlier resignation, removal from office or death. There are no committees of the Board of Directors.

     Officers of the Company serve at the pleasure of the Board of Directors and until the first meeting of the Board of Directors following the next annual meeting of the Company's stockholders and until their successors have been chosen and qualified.

Item 11.  Executive Compensation
--------------------------------

       Mr. Weinger, the Company's President, oversees the Bernard Haldane operations and in consideration thereof, receives annual compensation of $200,000 and devotes his full time to the operations of the Company. The Company has established a Simplified Employee Benefit Plan, (the "Plan"). During the past year Mr. Weinger received $22,500 pursuant to this Plan. The terms and conditions of Mr. Weinger's employment are reviewed annually by the Board of Directors.

      Mr. Klein has received compensation from the Company of approximately $40,000 for legal services rendered.

      Directors of the Company may receive a fee of $100 for each Board of Directors meeting attended and are reimbursed for all reasonable expenses incurred in connection with their attendance at such meetings. No director fees were paid during the last fiscal year.

      The following table sets forth the compensation of the company's three (3) officers for the last three (3) fiscal years:


                              ANNUAL COMPENSATION


NAME
AND PRINCIPAL                                ANNUAL                  LONG TERM
POSITION                YEAR               COMPENSATION            COMPENSATION
--------------------------------------------------------------------------------


JEROLD WEINGER,
VICE PRESIDENT          1996              $222,500    ((1))                ((2))
                        1995              $202,105    ((1))                ((2))
                        1994              $235,250    ((1))                ((2))



JEFFREY KLEIN
SECRETARY               1996              $ 40,000                         ((2))
                        1995              $ 37,500                         ((2))
                        1994              $ 36,000                         ((2))


((1)) Includes $31,875, $35,250 and $22,500 pursuant to the Company's Simplified Employee Benefit Plan in 1994, 1995 and 1996.


((2)) During the year ended May 31, 1996, Mr. Weinger and Mr. Klein were granted options to purchase 25,000 and 5,000 shares of the Company's common stock at an exercise price of $2.50 per share. During the year ended May 31, 1995, Mr. Weinger and Mr. Klein were granted options to purchase 25,000 and 7,500 shares of the Company's common stock at an exercise price of $2.50 per share. During the year ended May 31 1994, Mr. Weinger and Mr. Klein were granted options to purchase 20,000 and 5,000 shares of the Company's common stock at an exercise price of $1.75 per share.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The following table sets forth certain information regarding the Company's Common Stock beneficially owned on July 31, 1996 (i) by each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock,
(ii) by each of the Company's Directors, and (iii) by all executive officers and Directors as a group.*

Renee Nadel                               270,000                      27.85%(4)
7885 Ayr Court
Boca Raton, Florida
33496

Jeffrey G. Klein (3)                       10,000                       1.03%(4)
2600 North Military Trail
Suite 270
Boca Raton, Florida  33431

Lilli Weinger                             279,750                      28.85%(4)
4 Woodgreen Place
Rockville Center, NY 11570

Jerold P. Weinger (1)(2)(3)                69,770                       7.19%(4)
192 Lexington
15th Floor
New York, New York  10016

All executive officers
and Directors as a
Group (2 persons) (2)(3)                   79,770                       8.22%(4)
------------------------------
    *As of June 30, 1996

(1) Does not give effect to shares of stock owned by the children of Mr. Weinger whose ownership he disclaims.

(2) Does not give effect to those shares owned by Lilli Weinger, the spouse of Jerold Weinger.

(3) Does not give effect to shares of stock issuable to Mr. Weinger and Mr. Klein upon exercise of stock options. (See Certain Transactions). Mr. Weinger has been granted options to purchase a total of 95,000 shares of stock. Mr. Klein has been granted the options to purchase a total of 17,500 shares of the Company's common stock. Assuming exercise of the foregoing options, the respective share of ownership would be 16.9% for Mr. Weinger and would be 2.8% for Mr. Klein.

(4) Does not take into account 179,500 shares of treasury stock.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The Company was incorporated under the laws of the state of Florida on July 22, 1986, and shortly thereafter Joel S. Nadel, Bruce E. Mates and Jeffrey
G. Klein subscribed for 275,000, 275,000 and 7,500 shares of the Company's Common Stock, respectively, for an aggregate consideration of $22,500 or $.0001 per share. (After giving affect to a 100:1 reverse stock split and a subsequent 4:1 reverse stock split).

      On or about September 1989, Bruce Mates sold his 276,250 shares to Lilli Weinger pursuant to a private sale of the Company's stock. Subsequent thereto, Mrs. Weinger gifted 20,000 shares of the Company's stock to an unaffiliated third party. Lilli Weinger is the wife of Jerold Weinger. On or about September 1990, Mr. Nadel gifted his 270,000 shares of stock in the Company to Renee Nadel, his wife.

      During the year 1996, pursuant to a resolution of the Board of Directors. The Company redeemed from the shareholders, a total of 179,500 shares of the Company's common stock at an average cost of between $2.49 and $2.53 per share, including 5,000 shares of common stock owned by Jeffrey Klein.

      On May 31, 1996, a majority of the Company's shareholders pursuant to a recommendation of the Company's Board of Directors, granted the Company's two officers, Mr. Weinger and Mr. Klein, options to purchase 25,000 shares, and 5,000 shares respectively, of the Company's common stock at an exercise price of $2.50 per share. The Company also granted options for 25,000 shares of the Company's common stock to Windsor Consulting Inc., a key consultant, and 5,000 shares of common stock to Donna Quartierro, a key employee. The options were granted to the foregoing at an exercise price of $2.50 per share. The exercise price represented the average between the low and high bid for the Company's common stock on May 31, 1996.

      On May 31, 1995, a majority of the Company's shareholders pursuant to a recommendation of the Board of Directors, granted to the Company's officers, including Joel Nadel, the Company's former president, and Donna Quartierro, options to purchase shares of the Company's common stock at an exercise price of $2.50 per share. The exercise represented the average between the low and high bid for the Company's common stock on May 31, 1995. A total of 25,000 options were granted to both Mr. Nadel and Mr. Weinger, and 7,500 options were granted to Mr. Klein and Ms. Quartierro. The options are issuable for a period of ten years from the date of issuance.

      On September 3, 1993, the Company's Shareholders pursuant to a recommendation of the Board of Directors, granted to the company's officers and Donna Quartierro, a key employee, options to purchase shares of the Company's common stock at any exercise price of $1.75. The exercise price represented the average between the low and high bid for the Company's common stock on September 3, 1994 the date of issuance. A total of 20,000 options were granted to Mr. Nadel and Mr. Weinger and 5,000 options were issued to Mr. Klein and Ms. Quartierro. The options are exercisable for a period of ten years from the date of issuance. Previous thereto on December 18, 1990, Messieurs Nadel, Weinger and Klein were issued options the purchase 25,000, 25,000 and 5,000 shares respectively at an exercise price of $.25 per share. Also on December 18, 1990, options to purchase 5,000 shares of the Company's common stock at an exercise price of $.25 per share were issued to Donna Quartierro and Phillip Nadel.

      All stock options and exercise price thereof reflect at 4:1 reverse split.

      In January 1994 the Company entered into an investment relations contract with Kent Broussard which provides in part for Mr. Broussard to provide certain investment and financial advisory services in consideration for the issuance of 15,000 shares of the Company's common stock upon execution of the agreement, an option to acquire an additional 150,000 shares of common stock at a price of $2.25 per share exercisable on or after January 15, 1994, an option to acquire 50,000 shares of common stock at $3.25 per share exercisable on or after March 15, 1994, an option to acquire 50,000 shares of common stock on or after May 15, 1994 and an option to acquire 50,000 shares of common stock at a price of $3.50 per share exercisable after November 30, 1994.

      The Company has filed a Form S-8 with the Securities and Exchange Commission registering all shares to be issued pursuant to this Agreement. As of May 31, 1996 104,000 shares have been issued pursuant to this Agreement and all options issued pursuant to this Agreement will be terminated this coming fiscal year.

      In June 1993, the Company entered into a similar investment relations consultant agreement (the "Agreement")with Starion Capital Group, Inc. ("Starion") which provided in part for Starion to provide certain financial and investment advisory services in consideration for the issuance of 80,000 shares of the Company's common stock over a period of nine months. Subsequent thereto, the Company filed a Form S-8 Registration Statement of the Securities with the Securities and Exchange Commission registering all shares of the stock to be issued pursuant to the "Agreement". This agreement has been terminated by the Company without liability. prior to its termination, a total of 20,000 shares were issued to Starion. Kent Broussard serves as the president of Starion.

      In April 1995, The Company sold 14,000,000 of its shares of Andover Equities Corp. to a group of four individual investors for cash and notes totalling $35,000. - Payment on the notes remains due and outstanding.

      In February 1995, the Company acquired the remaining 20% of the outstanding shares of common stock of Career Services Management Corp. in exchange for the issuance of a total of 75,000 shares of the Company's common stock. Of these 75,000 shares, 45,000 shares have been redeemed pursuant to the Company's stock redemption program at an average cost of $2.50 per share..


                                     PART IV


Item 14.  Exhibits, Financial Statements Schedule and Reports on Form 8-K
-------------------------------------------------------------------------

      (a)   Documents filed as part of this report

            (1)  Financial Statements.

                 Reports of Independent Certified Public Accountants.

                 Comparative Consolidated Balance Sheets - as of May 31, 1996 and May 31, 1995.

                 Comparative Consolidated Statement of Operations for the years ended May 31, 1996, 1995, and 1994.

                 Comparative Consolidated Statements of Changes in Stockholders' Equity for the years ended May 31, 1996, 1995, 1994 and 1993.

                 Comparative Consolidated Statements of Cash Flows for the Years ended May 31, 1996, 1995 and 1994.

                 Notes to Financial Statements.

            (2)  Financial Statements Schedule.

                 All schedules for which provision is made in applicable regulations and regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                               INCORPORATED
EXHIBIT #  DESCRIPTION                         BY REFERENCE TO
---------  -----------                         ---------------


3(a)       -Certificate of Incorporation*      Exhibit 3(a) filed as part of the
                                               Company's Registration Statement
                                               on Form S -18 ,File No. 000-18097
 .
3(b)        -By-Laws*                          Exhibit 3(b) filed as part of the
                                               Company's Registration Statement
                                               on Form S-18, File No. 000-18097.

4(a)       -Form of certificate                Exhibit 4(a) filed as part of the
           evidencing shares of Common         Company's Registration Statement
           Stock.                              on Form S-18, File No. 000-18097.

4(b)       -Form of Class A Redeemable         Exhibit 4(b) filed as part of the
           Common Stock Purchase Warrant*      Company's Registration Statement
                                               on Form S-18, File No. 000-18097.

4(c)      -Form of Class B Redeemable          Exhibit 4(c) filed as part of the
           Common Stock Purchase Warrant*      Company's Registration Statement
                                               on Form S-18, File No. 000-18097,

4(d)       -Form of Class C Redeemable         Exhibit 4(d) filed as part of the
           Common Stock Purchase Warrant.*     Company's Registration Statement
                                               on Form S-18, File No. 000-18097.

4(e)       -Form of Warrant Agency             Exhibit 4(e) filed as part of the
           Agreement between Registrant        Company's Registration  Statement
           and American Stock Transfer Co.*    on Form S-18, File No. 000-18097.

4(f)       -Form of Warrant issued by          Exhibit 4(f) filed as part of the
           Registrant to Brooks, Weinger,      Company's  Registration Statement
           Robbins and Leeds Inc.*             on Form S-18, File No. 000-18097.

10(a)      -Letter of Intent between           Exhibit 10(e)  Annual  Report  on
           Registrant  and DRB,  Ltd.***       Form 10-K for the year ended  May
                                               31, 1989.

10(b)      -Stock Purchase Agreement           Exhibit 10(F)  Annual  Report  on
           between Career Service              Form 10-K for the year ended  May
           Management Corp. and D.R.B.         31, 1989.
           Ltd.****

21         -Subsidiaries of Registrant         Filed as an Exhibit herewith



     (c)   Reports on Form 8-K
           -------------------

           No report on Form 8-K was filed during the three month period ended May 31, 1996.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BERNARD HALDANE ASSOCIATES, INC.




By:/s/ Jerold Wienger
   --------------------------------
         JEROLD WEINGER
      PRESIDENT/TREASURER

DATED: 9/28/96
      ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has ben signed below on those dates by the following persons on behalf of this Registrant in the capacities indicate.



By:/s/ Jerold Wienger
   --------------------------------
         JEROLD WEINGER
      PRESIDENT/TREASURER

DATED: 9/28/96
      ---------


 /s/ Jeffrey G. Klein
-----------------------------------
       JEFFREY G. KLEIN
      SECRETARY/DIRECTOR

DATED: 9/28/96
      ---------