Form 10QSB
period 1996-08-31
HALDANE BERNARD ASSOCIATES INC
filed 1996-10-17
CIK 801557

Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended August 31, 1996
                                       ---------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from                    to
                                       -----------------     -------------------

          Commission file number                      000-18097
                                 -----------------------------------------------

                        BERNARD HALDANE ASSOCIATES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                            59-2720407
 ------------------------------                            -----------------
(State of other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

         2600 North Military Trail, Suite 270, Boca Raton, Florida 33431
--------------------------------------------------------------------------------
                    (address of principal executive offices)

                                 (407) 997-4050
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 31, 1996
                                           ---------------

                Class                           Outstanding at August 31, 1996
     -------------------------------            ------------------------------
     Common Stock, $.00001 Par Value                   1,148,865 shares

               BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES




                                      INDEX




                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION

           Consolidated Balance Sheets
            as of August 31, 1996 (Unaudited)
            and May 31, 1996                                            3 - 4

           Consolidated Statements of Income
            for the Three Months Ended
            August 31, 1996 and 1995 (Unaudited)                          5

           Consolidated Statements of Cash Flows
            for the Three Months Ended
            August 31, 1996 and 1995 (Unaudited)                          6

           Notes to Consolidated Financial Statements
            as of August 31, 1996                                         7

           Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                  8 - 9

PART II. OTHER INFORMATION AND SIGNATURES

           Signatures                                                    10

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS



                                                           AUGUST 31,   MAY 31,
                                                              1996        1996*
                                                         ----------   ----------
                                                           (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                            $1,671,830   $1,559,116
    Short-term investments                                   53,716       53,146
    Accounts receivable - net of allowance for
       doubtful accounts of $200,000 and $170,000,
       respectively                                         291,348      329,146
    Notes receivable                                         42,762       48,478
    Due from related parties                                 95,635       28,039
    Prepaid expenses and miscellaneous receivables           15,181        9,734
    Deferred taxes                                           95,000       83,000
    Net assets of discontinued operations                    34,394       36,635
                                                         ----------   ----------

              Total current assets                        2,299,866    2,147,294
                                                         ----------   ----------

OTHER ASSETS:
    Licenses - net of accumulated amortization of
       $1,509,761 and $1,460,376, respectively            1,012,767    1,062,152
    Equipment, fixtures and leasehold improvements -
       net of accumulated depreciation of $20,086
       and $19,549, respectively                             19,494       20,031
    Security deposits and other                              60,460       60,460
    Notes receivable                                        150,211      134,893
                                                         ----------   ----------

              Total other assets                          1,242,932    1,277,536
                                                         ----------   ----------

TOTAL ASSETS                                             $3,542,798   $3,424,830
                                                         ==========   ==========



*The balance sheet at May 31, 1996 is derived from the audited financial statements of that date.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                          AUGUST 31,     MAY 31,
                                                             1996        1996*
                                                          ----------   ---------
                                                             (Unaudited)
CURRENT LIABILITIES:
    Cash overdraft                                       $     --     $   18,044
    Current maturities of long-term debt                    239,778      245,956
    Accounts payable                                         42,250       56,968
    Accrued expenses and other current liabilities           61,604       12,778
    Income taxes payable                                     86,905       61,905
                                                         ----------   ----------

           Total current liabilities                        430,537      395,651
                                                         ----------   ----------

OTHER LIABILITIES:
    Long-term debt                                          530,519      541,080
    Deferred rent payable                                    14,719       14,719
                                                         ----------   ----------

                                                            545,238      555,799

           Total liabilities                                975,775      951,450
                                                         ----------   ----------

STOCKHOLDERS' EQUITY:
    Common stock ($.00001 par value; 950,000,000
       shares authorized, 1,148,865 shares issued
       and outstanding)                                          12           12
    Additional paid-in capital                            2,761,727    2,761,727
    Retained earnings                                       311,722      162,964
                                                         ----------   ----------
                                                          3,073,461    2,924,703

    Less: Treasury stock (199,500 and 179,500 shares
      at cost)                                              506,438      451,323
                                                         ----------   ----------

           Total stockholders' equity                     2,567,023    2,473,380
                                                         ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $3,542,798   $3,424,830
                                                         ==========   ==========

*The balance sheet at May 31, 1996 is derived from the audited financial statements of that date.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        FOR THE THREE MONTHS
                                                          ENDED AUGUST 31,
                                                       1996             1995
                                                   -----------      -----------
                                                                      (Restated)
REVENUES:
    Royalty income                                 $   582,175      $   560,620
    Interest, dividends and other income                24,088           23,317
    Sub-license income                                  43,718             --
                                                   -----------      -----------

         Total revenues                                649,981          583,937
                                                   -----------      -----------

EXPENSES:
    Payroll and related costs                           84,810           84,773
    Other general and administrative                   235,528          209,866
    Amortization                                        49,385           49,385
    Interest                                            15,259           17,012
                                                   -----------      -----------

         Total expenses                                384,982          361,036
                                                   -----------      -----------

INCOME BEFORE PROVISION FOR INCOME TAXES               264,999          222,901

PROVISION FOR INCOME TAXES                             106,000           85,000
                                                   -----------      -----------

INCOME FROM CONTINUING OPERATIONS                      158,999          137,901

DISCONTINUED OPERATIONS:
    Loss from operations of travel agency
     to be disposed of                                  10,241           10,131
                                                   -----------      -----------

NET INCOME                                         $   148,758      $   127,770
                                                   ===========      ===========

NET EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE:
       Continuing operations                       $       .16      $       .11
       Discontinued operations                            (.01)            (.01)
                                                   -----------      -----------
                                                   $       .15      $       .10
                                                   ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
    COMMON EQUIVALENT SHARES                         1,022,222        1,245,092
                                                   ===========      ===========

DIVIDENDS                                                 None             None
                                                          ====             ====
                                       -5-

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 FOR THE THREE MONTHS
                                                                   ENDED AUGUST 31,
                                                                 1996          1995
                                                             ----------    -----------
                                                                            (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $   148,758    $   127,770
   Loss from discontinued operations                             10,241         10,131
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Expenses (income) not requiring the use of cash:
         Provision for losses on accounts receivable             30,000           --
         Depreciation                                               537           --
         Amortization of licenses                                49,385         49,385
         Interest expense - imputed                              11,261         13,012
         Interest income - imputed                                 (550)        (1,775)
         Deferred income taxes                                  (12,000)        72,000
         Changes in assets and liabilities:
           Accounts receivable                                    7,798        (49,131)
           Prepaid expenses                                      (5,447)       (20,884)
           Cash overdraft                                       (18,044)          --
           Accounts payable and other current liabilities        34,108          5,857
           Income taxes payable                                  25,000        (61,384)
           Net assets of discontinued operations                185,697         81,227
                                                            -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       466,744        226,208
                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                             (570)       (51,643)
   Redemption of short-term investments                            --          151,008
   (Increase) decrease in due from related parties              (67,596)        67,000
   Acquisition of fixed assets                                     --          (17,880)
   Addition to notes receivable                                 (17,718)          --
   Payments of notes receivable                                   8,666         16,138
                                                            -----------    -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             (77,218)       164,623
                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt                                   (28,000)       (42,000)
   Repurchase of common stock                                   (55,115)          --
                                                            -----------    -----------

NET CASH USED IN FINANCING ACTIVITIES                           (83,115)       (42,000)
                                                            -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         306,411        348,831

CASH AND CASH EQUIVALENTS - beginning                         1,615,073        835,008
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS - ending
   (includes cash of discontinued operations of
   $249,654 and $159,499, respectively)                     $ 1,921,484    $ 1,183,839
                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                               $   15,260     $    17,012
     Income taxes                                              101,000          87,200

               BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 1996
                                  (UNAUDITED)

The accompanying interim consolidated financial statements are unaudited and include the accounts of Bernard Haldane Associates, Inc. ("Haldane") and its subsidiaries.

NOTE 1

   In the opinion of management, the accompanying interim consolidated financial statements contain all material and significant adjusting and eliminating entries consisting only of normal recurring adjustments and eliminations necessary to present fairly the financial condition as of August 31, 1996 and the results of operations and cash flows for the three months ended August 31, 1996. The results of operations for the three month period ended August 31, 1996 are not necessarily indicative of the results of operations for the year ended May 31, 1997.

NOTE 2

   The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," to record income taxes.

   The component of the deferred tax asset is the allowance for doubtful accounts.

NOTE 3

   For the three months ended August 31, the calculation of net earnings per share, using the modified treasury stock method, is as follows:

                                                   1996         1995
                                               ----------   ----------
         Net income                            $  148,758   $  127,770
         Incremental income                          --          2,126
                                               ----------   ----------
               Total income                    $  148,758   $  129,986
                                               ==========   ==========

         Weighted average shares outstanding      954,365    1,148,865
         Incremental shares                        67,857       96,227
                                               ----------   ----------
               Total shares                     1,022,222    1,245,092
                                               ==========   ==========

         Net earnings per share                $      .15   $      .10
                                               ==========   ==========

NOTE 4

   On May 31, 1996, the Company adopted a plan to terminate its travel agency operations. The anticipated disposal date is November 1996. The operating results of the travel agency segment for the three months ended August 31, 1996 are shown separately in the accompanying consolidated income statement. The 1995 consolidated statements of income and cash flows have been restated to segregate the operating results of the travel agency segment. Net revenues of the travel agency segment for the three months ended August 31, 1996 and 1995 amounted to $2,838 and $9,863, respectively, and are not included in consolidated revenues.

                        BERNARD HALDANE ASSOCIATES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               FOR THE THREE MONTHS ENDED AUGUST 31, 1996 AND 1995


      Royalty revenue from licensee offices increased only 3.8%, increasing from $560,620 to $582,175 for the three months ended August 31, 1996 as compared to the comparable three month period in the prior year. Although the number of Haldane offices increased over the prior comparable period and the Company recognized $43,718 in sub-license income, gross royalty revenue per office declined . This decline is due in part to the fact that Haldane offices continue to open in smaller metropolitan offices where the average gross royalty payable to the Company is less than the average gross royalty received from larger metropolitan areas. However, management remains optimistic that gross royalty revenue will continue to increase as the number of Haldane offices continues to increase.

      Interest   income  during  this  period  remained   relatively   constant,
increasing from $23,317 to $24,088.

      Total expenses for the three month period increased from $361,036 to $384,982 due almost exclusively to an increase in general and administrative expenses from $209,866 TO $235,528. These costs reflect increasing costs in administering and managing the growing network of Haldane offices.

      Net income before taxes increased by more than 18% as compared to the prior period, increasing from $222,901 to $264,999 resulting in net income after taxes of $148,758 as compared to $127,770 in the prior period.

      Although no assurances can be given, management remains optimistic that the Company will continue to operate profitably in the coming quarter.

LIQUIDITY AND CAPITAL RESOURCES


August 31, 1996 as compared to August 31, 1995


      Total cash, cash equivalents and short term investments as of August 31, 1996 were $1,725,546 as compared to $1,612,262 on May 31, 1996, an increase of more than $110,000. Total current assets increased from $2,147,294 to $2,299,866 and the Company's total assets increased from $3,424,830 to $3,542,830.

      Current liabilities increased from $395,651 to $430,537 as of August 31, 1996. Total liabilities increased from $951,450 as of May 31, 1996 to $975,775 as of August 31, 1996. The increase in liabilities is attributable to revenues collected by Quantum Tours for upcoming tours which has been reported on the balance sheet as unearned income.

      Management believes that the Company has sufficient revenues and reserves to finance ongoing business activities.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BERNARD HALDANE ASSOCIATES, INC.




By:/s/ Jerold Weinger
   --------------------------------
         JEROLD WEINGER
      PRESIDENT/TREASURER

DATED: 10/15/96
      ---------