Form 10QSB
period 1996-11-30
HALDANE BERNARD ASSOCIATES INC
filed 1997-01-16
CIK 801557

Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended  November 30, 1996
                                        -----------------

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


           192 Lexington Avenue, 15th Floor, New York, New York 10016
--------------------------------------------------------------------------------
                    (address of principal executive offices)

                                 (212) 679-3360
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

         2600 North Military Trail, Suite 270, Boca Raton, Florida 33431
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 30, 1996

                 Class                        Outstanding at November 30, 1996
     -------------------------------          --------------------------------
     Common Stock, $.00001 Par Value                   1,148,865 shares

               BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES




                                     INDEX




                                                                       PAGE

PART I.  FINANCIAL INFORMATION

           Consolidated Balance Sheets
            as of November 30, 1996 (Unaudited)
            and May 31, 1996                                           3 - 4

           Consolidated Statements of Income
            (Unaudited) for the Three and Six Months Ended
            November 30, 1996 and 1995                                   5

           Consolidated Statements of Cash Flows
            (Unaudited) for the Six Months Ended
            November 30, 1996 and 1995                                 6 - 7

           Notes to Consolidated Financial Statements
            as of November 30, 1996                                    8 - 9

           Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                   10

PART II. OTHER INFORMATION AND SIGNATURES

           Signatures                                                    11

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS



                                                                        NOVEMBER 30,    MAY 31,
                                                                            1996         1996*
                                                                        -----------  ----------
                                                                        (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                           $1,561,811   $1,559,116
    Short-term investments                                                  54,286       53,146
    Accounts receivable - net of allowance for doubtful
        accounts of $230,000 and $170,000, respectively                    346,349      329,146
    Notes receivable                                                       312,048       48,478
    Due from related parties                                                60,791       28,039
    Prepaid expenses and miscellaneous receivables                          15,380        9,734
    Deferred taxes                                                         107,000       83,000
    Net assets of discontinued operations                                     --         36,635
                                                                        ----------   ----------

                Total current assets                                     2,457,665    2,147,294
                                                                        ----------   ----------

OTHER ASSETS:
    Licenses - net of accumulated amortization of
        $1,559,147 and $1,460,376, respectively                            963,381    1,062,152
    Equipment, fixtures and leasehold improvements - net of
        accumulated depreciation of $21,123 and $19,549, respectively       24,258       20,031
    Security deposits and other                                             60,460       60,460
    Notes receivable                                                       275,129      134,893
                                                                        ----------   ----------

                Total other assets                                       1,323,228    1,277,536
                                                                        ----------   ----------

TOTAL ASSETS                                                            $3,780,893   $3,424,830
                                                                        ==========   ==========



*The balance sheet at May 31, 1996 is derived from the audited financial statements of that date.


                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               NOVEMBER 30,    MAY 31,
                                                                     1996       1996*
                                                               -----------   ----------
                                                               (Unaudited)
CURRENT LIABILITIES:
    Cash overdraft                                              $     --     $   18,044
    Current maturities of long-term debt                           240,598      245,956
    Accounts payable                                                63,140       56,968
    Accrued expenses and other current liabilities                  96,406       12,778
    Income taxes payable                                           100,405       61,905
    Net liabilities of discontinued operations                       1,328         --
                                                                ----------   ----------
             Total current liabilities                             501,877      395,651
                                                                ----------   ----------

OTHER LIABILITIES:
    Long-term debt                                                 519,959      541,080
    Deferred rent payable                                           14,719       14,719
                                                                ----------   ----------
                                                                   534,678      555,799
                                                                ----------   ----------

             Total liabilities                                   1,036,555      951,450
                                                                ----------   ----------

STOCKHOLDERS' EQUITY:
    Common stock ($.00001 par value; 950,000,000
        shares authorized, 1,148,865 shares issued
        and outstanding)                                                12           12
    Additional paid-in capital                                   2,761,727    2,761,727
    Retained earnings                                              489,037      162,964
                                                                ----------   ----------
                                                                 3,250,776    2,924,703
    Less: Treasury stock (199,500 and 179,500 shares at cost)      506,438      451,323
                                                                ----------   ----------

             Total stockholders' equity                          2,744,338    2,473,380
                                                                ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $3,780,893   $3,424,830
                                                                ==========   ==========


*The balance sheet at May 31, 1996 is derived from the audited financial statements of that date.


                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               SIX MONTHS ENDED           THREE MONTHS ENDED
                                                                  NOVEMBER 30,                NOVEMBER 30,
                                                         -------------------------    -------------------------
                                                              1996          1995           1996          1995
                                                         -----------   -----------    -----------   -----------
                                                                        (Restated)                   (Restated)
REVENUES:
    Royalty income                                       $ 1,197,333   $ 1,107,433    $   615,158   $   546,813
    Interest, dividends and other income                      50,492        73,550         26,404        50,233
    Sub-license income                                        89,712          --           45,994          --
                                                         -----------   -----------    -----------   -----------

           Total revenues                                  1,337,537     1,180,983        687,556       597,046
                                                         -----------   -----------    -----------   -----------

EXPENSES:
    Payroll and related costs                                188,010       170,555        103,200        85,782
    Other general and administrative                         507,127       442,586        271,599       232,720
    Amortization                                              98,771        98,771         49,386        49,386
    Interest                                                  30,519        34,024         15,260        17,012
                                                         -----------   -----------    -----------   -----------

           Total expenses                                    824,427       745,936        439,445       384,900
                                                         -----------   -----------    -----------   -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                     513,110       435,047        248,111       212,146

PROVISION FOR INCOME TAXES                                   205,000       156,000         99,000        71,000
                                                         -----------   -----------    -----------   -----------

INCOME FROM CONTINUING OPERATIONS                            308,110       279,047        149,111       141,146

DISCONTINUED OPERATIONS:
    Income (loss) from operations of travel agency to
       be disposed of (net of income taxes of $12,000,
       $-0-, $12,000 and $-0-, respectively)                  17,963       (45,491)        28,204       (35,360)
                                                         -----------   -----------    -----------   -----------

NET INCOME                                               $   326,073   $   233,556    $   177,315   $   105,786
                                                         ===========   ===========    ===========   ===========

NET EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE:
        Continuing operations                            $       .30   $       .23    $       .15   $       .12
        Discontinued operations                                  .02          (.04)           .03          (.03)
                                                         -----------   -----------    -----------   -----------
                                                         $       .32   $       .19    $       .18   $       .09
                                                         ===========   ===========    ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    AND COMMON EQUIVALENT SHARES                           1,014,035     1,245,092      1,005,134     1,245,092
                                                         ===========   ===========    ===========   ===========

DIVIDENDS                                                     NONE          NONE           NONE          NONE
                                                              ====          ====           ====          ====

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         SIX MONTHS ENDED
                                                                            NOVEMBER 30,
                                                                    --------------------------
                                                                         1996          1995
                                                                    -----------    -----------
                                                                                   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                      $   326,073    $   233,556
    (Income) loss from discontinued operations                          (17,963)        45,491
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Expenses (income) not requiring the use of cash:
            Provision for losses on accounts and notes receivable        80,000           --
            Depreciation                                                  1,574          1,300
            Amortization of licenses                                     98,771         98,771
            Interest expense - imputed                                   22,521         26,024
            Interest income - imputed                                    (1,350)        (3,550)
            Deferred income taxes                                       (24,000)       119,000
            Changes in assets and liabilities:
               Accounts receivable                                      (77,203)       (33,205)
               Prepaid expenses                                          (5,646)       (16,357)
               Cash overdraft                                           (18,044)          --
               Accounts payable and other current liabilities            89,800         13,085
               Income taxes payable                                      38,500        (61,384)
               Net liabilities of discontinued operations - net          (2,231)           (95)
                                                                    -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                               510,802        422,636
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments                                  (1,140)      (351,511)
    Redemption of short-term investments                                   --          450,104
    Increase in due from related parties                                (32,752)       (25,075)
    Acquisition of fixed assets                                          (5,801)       (25,461)
    Additions to notes receivable                                      (533,507)       (20,000)
    Payments of notes receivable                                        111,051         28,062
    Net assets (liabilities) of discontinued operations - net             2,200           (500)
                                                                    -----------    -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (459,949)        55,619
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of debt                                          (49,000)       (98,000)
    Repurchase of common stock                                          (55,115)          --
                                                                    -----------    -----------

NET CASH USED IN FINANCING ACTIVITIES                                  (104,115)       (98,000)
                                                                    -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (53,262)       380,255

CASH AND CASH EQUIVALENTS - beginning                                 1,615,073        835,008
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS - ending (includes cash
    of discontinued operations of $-0- and $77,677, respectively)   $ 1,561,811    $ 1,215,263
                                                                    ===========    ===========

                                       -6-

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                                   (Unaudited)




                                                                         SIX MONTHS ENDED
                                                                            NOVEMBER 30,
                                                                    --------------------------
                                                                         1996          1995
                                                                    -----------    -----------
                                                                                   (Restated)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                     $    30,519    $    35,357
       Income taxes                                                     210,500        108,200


                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                NOVEMBER 30, 1996


The accompanying interim consolidated financial statements are unaudited and include the accounts of Bernard Haldane Associates, Inc. ("Haldane") and its subsidiaries.


NOTE 1

   In the opinion of management, the accompanying interim consolidated financial statements contain all material and significant adjusting and eliminating entries consisting only of normal recurring adjustments and eliminations necessary to present fairly the financial condition as of November 30, 1996 and the results of operations and cash flows for the six months ended November 30, 1996. The results of operations for the six month period ended November 30, 1996 are not necessarily indicative of the results of operations for the year ending May 31, 1997.


NOTE 2

   The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," to record income taxes.

   The major temporary difference which gives rise to deferred taxes is the allowance for doubtful accounts.


NOTE 3

   Net earnings per share were calculated using the modified treasury stock method as follows:

                                         Six Months Ended          Three Months Ended
                                            November 30,               November 30,
                                      -----------------------   -----------------------
                                          1996         1995         1996         1995
                                      ----------   ----------   ----------   ----------
                                                 (Restated)                    (Restated)
Net income                            $  326,073   $  233,556   $  177,315   $  105,786
Incremental income                          --          4,252         --          2,126
                                      ----------   ----------   ----------   ----------
     Total income                     $  326,073   $  237,808   $  177,315   $  107,912
                                      ==========   ==========   ==========   ==========

Weighted average shares outstanding      952,222    1,148,865      949,365    1,148,865
Incremental shares                        61,813       96,227       55,769       96,227
                                      ----------   ----------   ----------   ----------
     Total shares                      1,014,035    1,245,092    1,005,134    1,245,092
                                      ==========   ==========   ==========   ==========

Net earnings per share                $      .32   $      .19   $      .18   $      .09
                                      ==========   ==========   ==========   ==========

                                       -8-

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                NOVEMBER 30, 1996



NOTE 4

   On May 31, 1996, the Company adopted a plan to terminate its travel agency operations. The operations were disposed of in December 1996. The operating results of the travel agency segment for the six and three months ended November 30, 1996 are shown separately in the accompanying consolidated income statement. The 1995 consolidated statements of income and cash flows have been restated to segregate the operating results of the travel agency segment. Revenues of the travel agency segment, net of direct expenses, amounted to $67,027 and $64,189 for the six and three months ended November 30, 1996, respectively, and $(10,491) and $(20,354) for the six and three months ended November 30, 1995, respectively, and are not included in consolidated revenues.

                        BERNARD HALDANE ASSOCIATES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED NOVEMBER 30, 1996
vs.
SIX MONTHS ENDED NOVEMBER 30, 1995

      Royalty revenues from licensee offices for the six and three month periods ended November 30, 1996 as compared to November 30, 1995 increased from $546,813 and $1,107,433 to $615,158 and $1,197,333. An increase of 8% and 12%
respectively. Sales of territorial licenses totalled $89,712 and $45,994 for the six and three month period in 1996. There were no sales of territorial licensee offices during the comparable periods in the prior year. Additional revenues for the quarter ended November 30, 1996 include interest income of $50,292 and $26,404.

      Total expenses for the six and three month periods ended November 30, 1996 were $824,427 and $439,445 as compared to $745,936 and $384,900 for the six and three month period ended November 30, 1995. The increase in expenses is attributable to additional costs and personnel required to oversee the Haldane operations and the costs incurred in launching First Career, a career consulting program developed by First Career Corp., to be marketed to college graduates. The increase in expenses did not adversely affect the Company's net income as net income increased from $233,556 to $326,073 and from $105,786 to $177,315 for the six and three month periods ended November 30, 1996 and November 30, 1995. Net income per share of common stock increased from $.19 to $.32 and from $.09 to $.18; an increase of 68% and 100% respectively.


LIQUIDITY AND CAPITAL RESOURCES

NOVEMBER 30, 1996 AS COMPARED TO MAY 31, 1996

      Total current assets as of November 30, 1996 were $2,457,665 as compared to $2,147,294 as of May 31, 1996. Total assets increased from $3,424,830 to $3,780,893. This increase of more than 14% is due primarily to an increase in notes receivable from $48,478 to $312,048. This increase is due primarily to two transactions whereby the company agreed to finance the acquisition costs of two licensee/franchisee offices to an existing licensee.

      Total assets increased from $3,424,830 to $3,780,893, an increase of more than 10%. Approximately $140,000 of this increase is attributable to an increase in notes receivable from $134,893 to $275,129. This increase is attributable to the long term portion of the notes receivable from the licensee for the acquisition of two existing Haldane offices in Arlington and Richmond, Virginia.

      The increase in total current liabilities from $951,450 to $1,036,555 is due primarily to an increase in the company's liability for federal and state income tax.

      The Company has redeemed from shareholders an additional 20,000 sabres of its common stock and as of November 30, 1996 a total of 199,500 shares of common stock are being held as treasury shares.

      Management believes that the Company has sufficient revenues to finance ongoing business activities. The Company anticipates the opening of additional sub-licensee or franchise offices.

      Through its wholly owned subsidiary, First Career Corp., the Company intends to focus on developing a licensee/franchisee system of career consulting for college graduates. Initially, it is anticipated that current Bernard Haldane licensees will participate in the program. However, no assurances can be given that the Company will be successful in developing this program.

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Bernard Haldane Associates, Inc.



BY:/s/ Jerold Weinger
       --------------------
         Jerold Weinger
       President/ Secretary

DATED:  January 15, 1997
       --------------------



BY:/s/  Jeffrey G. Klein
        ---------------------
          Jeffrey G. Klein
             Secretary

DATED:  January 15, 1997
        --------------------