Form 10QSB
period 1997-02-28
HALDANE BERNARD ASSOCIATES INC
filed 1997-04-16
CIK 801557

Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended  February 28, 1997
                                        -----------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 28, 1997
                                          -----------------

                  Class                        Outstanding at February 28, 1997
    --------------------------------           --------------------------------
     Common Stock, $.00001 Par Value                   1,148,865 shares

               BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES




                                     INDEX




                                                                      PAGE
                                                                      ----

PART I.    FINANCIAL INFORMATION

           Consolidated Balance Sheets
            as of February 28, 1997 (Unaudited)
            and May 31, 1996                                        3   -   4

           Consolidated Statements of Income
            (Unaudited) for the Three and Nine Months Ended
            February 28, 1997 and February 29, 1996                     5

           Consolidated Statements of Cash Flows
            (Unaudited) for the Nine Months Ended
            February 28, 1997 and February 29, 1996                     6

           Notes to Consolidated Financial Statements
            as of February 28, 1997                                     7

           Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                  8

PART II.   OTHER INFORMATION AND SIGNATURES

           Signatures                                                   9

               BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS



                                                        FEBRUARY 28,   MAY 31,
                                                            1997        1996*
                                                        ----------    ----------
                                                        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                             $1,722,382    $1,559,116
  Short-term investments                                    54,856        53,146
  Accounts receivable - net of allowance for doubtful
   accounts of $260,000 and $170,000, respectively         388,672       329,146
  Notes receivable                                         334,013        48,478
  Due from related parties                                  26,840        28,039
  Prepaid expenses and miscellaneous receivables            28,334         9,734
  Deferred taxes                                           118,000        83,000
  Net assets of discontinued operations                       --          36,635
                                                        ----------    ----------

         Total current assets                            2,673,097     2,147,294
                                                        ----------    ----------

OTHER ASSETS:
  Licenses - net of accumulated amortization of
   $1,608,532 and $1,460,376, respectively                 913,996     1,062,152
  Equipment and fixtures - net of accumulated
   depreciation of $23,477 and $19,549, respectively        34,463        20,031
  Security deposits and other                               60,460        60,460
  Notes receivable                                         277,276       134,893
                                                        ----------    ----------

         Total other assets                              1,286,195     1,277,536
                                                        ----------    ----------

TOTAL ASSETS                                            $3,959,292    $3,424,830
                                                        ==========    ==========



* The balance sheet at May 31, 1996 is derived from the audited financial statements of that date.

               BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                                       FEBRUARY 28,     MAY 31,
                                                            1997         1996*
                                                        ----------    ----------
                                                        (Unaudited)
CURRENT LIABILITIES:
   Cash overdraft                                       $    7,146    $   18,044
  Current maturities of long-term debt                     241,419       245,956
  Accounts payable                                          98,621        56,968
  Accrued expenses and other current liabilities           138,749        12,778
  Income taxes payable                                     102,033        61,905
                                                        ----------    ----------

         Total current liabilities                         587,968       395,651
                                                        ----------    ----------

OTHER LIABILITIES:
  Long-term debt                                           509,399       541,080
  Deferred rent payable                                     14,719        14,719
                                                        ----------    ----------
                                                           524,118       555,799

   Total liabilities                                     1,112,086       951,450
                                                        ----------    ----------

STOCKHOLDERS' EQUITY:
  Common stock ($.00001 par value; 950,000,000
   shares authorized, 1,148,865 shares issued
   and outstanding)                                             12            12
  Additional paid-in capital                             2,761,727     2,761,727
  Retained earnings                                        591,905       162,964
                                                         3,353,644     2,924,703

  Less:  Treasury stock (199,500 and
         179,500 shares at cost)                           506,438       451,323
                                                        ----------    ----------

         Total stockholders' equity                      2,847,206     2,473,380
                                                        ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $3,959,292    $3,424,830
                                                        ==========    ==========



* The balance sheet at May 31, 1996 is derived from the audited financial statements of that date.
                                     -4-

                                       BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF INCOME
                                                          (Unaudited)

                                                    NINE MONTHS ENDED             THREE MONTHS ENDED
                                              ----------------------------   ----------------------------
                                               FEBRUARY 28,   FEBRUARY 29,   FEBRUARY 28,    FEBRUARY 29,
                                                   1997           1996            1997            1996
                                               -----------    -----------    -----------     -----------
                                                               (Restated)                      (Restated)
0REVENUES:
    Royalty income                             $ 1,775,923    $ 1,624,003    $   578,590     $   516,570
    Interest, dividends and other income            79,516        119,226         29,024          45,676
    Sub-license income                             131,140           --           41,428            --
                                               -----------    -----------    -----------     -----------

           Total revenues                        1,986,579      1,743,229        649,042         562,246
                                               -----------    -----------    -----------     -----------

EXPENSES:
    Payroll and related costs                      313,004        269,404        124,994          98,849
    Other general and administrative               820,273        623,891        313,146         181,305
    Amortization                                   148,156        148,156         49,385          49,385
    Interest                                        45,779         51,322         15,260          17,298
                                               -----------    -----------    -----------     -----------

           Total expenses                        1,327,212      1,092,773        502,785         346,837
                                               -----------    -----------    -----------     -----------

INCOME BEFORE PROVISION FOR
    INCOME TAXES                                   659,367        650,456        146,257         215,409

PROVISION FOR INCOME TAXES                         248,368        237,796         43,368          81,796
                                               -----------    -----------    -----------     -----------

INCOME FROM CONTINUING
    OPERATIONS                                     410,999        412,660        102,889         133,613

DISCONTINUED OPERATIONS:
    Income (loss) from operations of travel
       agency to be disposed of (net of
       income taxes of $12,000, $10,000,
       $-0-, and $10,000, respectively)             17,942         16,280            (21)         61,771
                                               -----------    -----------    -----------     -----------

NET INCOME                                     $   428,941    $   428,940    $   102,868     $   195,384
                                               ===========    ===========    ===========     ===========

NET EARNINGS PER COMMON AND
    COMMON EQUIVALENT SHARE:
       Continuing operations                   $       .40    $       .34    $       .10     $       .11
       Discontinued operations                         .02            .01           --               .05
                                               -----------    -----------    -----------     -----------
                                               $       .42    $       .35    $       .10     $       .16
                                               ===========    ===========    ===========     ===========

WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON
    EQUIVALENT SHARES                            1,014,347      1,240,592      1,014,686       1,220,342
                                               ===========    ===========    ===========     ===========

DIVIDENDS                                             NONE           NONE           NONE            NONE
                                                      ====           ====           ====            ====

 .
                                                          -5-

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         NINE MONTHS ENDED
                                                                     ---------------------------
                                                                     FEBRUARY 28,    FEBRUARY 29,
                                                                         1997            1996
                                                                     -----------     -----------
                                                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                       $   428,941     $   428,940
    Income from discontinued operations                                  (17,942)        (16,280)
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Expenses (income) not requiring the use of cash:
           Provision for losses on accounts and notes receivable         120,000            --
           Depreciation                                                    3,928           1,300
           Amortization of licenses                                      148,156         148,156
           Interest expense - imputed                                     33,782          39,036
           Interest income - imputed                                      (5,458)         (5,325)
           Deferred income taxes                                         (35,000)        119,000
        Changes in assets and liabilities:
           Accounts receivable                                          (149,526)        (76,627)
           Prepaid expenses                                              (18,600)         (9,102)
           Cash overdraft                                                (10,898)           --
           Income taxes payable                                           40,128         (52,779)
           Net assets of discontinued operations - net                    (3,580)        (38,480)
           Accounts payable and other current liabilities                167,624         (64,554)
                                                                     -----------     -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                701,555         473,285
                                                                     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments                                   (1,710)       (352,932)
    Redemption of short-term investments                                    --           450,876
    Decrease in due from related parties                                   1,199         117,925
    Acquisition of fixed assets                                          (18,360)        (25,461)
    Additions to notes receivable                                       (580,935)        (20,000)
    Payments of notes receivable                                         128,475          44,099
    Net assets of discontinued operations - net                            2,200            (500)
                                                                     -----------     -----------
NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                                                (469,131)        214,007
                                                                     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of debt                                           (70,000)       (126,000)
    Purchases of treasury stock                                          (55,115)       (113,865)
                                                                     -----------     -----------

NET CASH USED IN FINANCING ACTIVITIES                                   (125,115)       (239,865)
                                                                     -----------     -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  107,309         447,427

CASH AND CASH EQUIVALENTS - beginning                                  1,615,073         835,008
                                                                     -----------     -----------
CASH AND CASH EQUIVALENTS - ending (includes cash
    of discontinued operations of $-0- and $49,292, respectively)    $ 1,722,382     $ 1,282,435
                                                                     ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                       $    45,779     $    51,322
      Income taxes                                                       263,413         182,382

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                FEBRUARY 28, 1997

The accompanying interim consolidated financial statements are unaudited and include the accounts of Bernard Haldane Associates, Inc. ("Haldane") and its subsidiaries.

NOTE 1

   In the opinion of management, the accompanying interim consolidated financial statements contain all material and significant adjusting and eliminating entries consisting only of normal recurring adjustments and eliminations necessary to present fairly the financial condition as of February 28, 1997 and the results of operations and cash flows for the nine months then ended. The results of operations for the nine month period ended February 28, 1997 are not necessarily indicative of the results of operations for the year ended May 31, 1997.

NOTE 2

   The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," to record income taxes.

   The major temporary difference which gives rise to deferred taxes is the allowance for doubtful accounts.

NOTE 3

   Net earnings per share were calculated using the modified treasury stock method as follows:

                                 Nine Months Ended           Three Months Ended
                             February 28,  February 29,  February 28,  February 29,
                                   1997         1996          1997         1996
                              ----------    ----------    ----------    ----------
   Net income                 $  428,941    $  428,940    $  102,868    $  195,384
   Incremental income               --           6,476          --           2,224
                              ----------    ----------    ----------    ----------
        Total income          $  428,941    $  435,416    $  102,868    $  197,608
                              ==========    ==========    ==========    ==========

   Weighted average shares
      outstanding                951,365     1,135,365       949,365     1,115,115
   Incremental shares             62,982       105,227        65,321       105,227
                              ----------    ----------    ----------    ----------
        Total shares           1,014,347     1,240,592     1,014,686     1,220,342
                              ==========    ==========    ==========    ==========

   Net earnings per share     $      .42    $      .35    $      .10    $      .16
                              ==========    ==========    ==========    ==========

NOTE 4

   On May 31, 1996, the Company adopted a plan to terminate its travel agency operations. The operations were disposed of in December 1996. The operating results of the travel agency segment for the nine and three months ended February 28, 1997 are shown separately in the accompanying consolidated income statement. The 1996 consolidated statements of income and cash flows have been restated to segregate the operating results of the travel agency segment. Revenues of the travel agency segment, net of direct expenses amounted to $67,027 and $-0- for the nine and three months ended February 28, 1997, respectively, and $79,383 and $89,874 for the nine and three months ended February 29, 1996, respectively, and are not included in consolidated revenues.
                                     -7-

                        BERNARD HALDANE ASSOCIATES, INC.


ITEM 2. MANAGEMENT"S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


NINE MONTHS ENDED FEBRUARY 28, 1996
VS.
NINE MONTHS ENDED FEBRUARY 28, 1996


      Royalty payments from licensee offices for the nine months and three months periods ended February 29, 1997 totaled $1,775,923 and $578,590 as compared to $1,624,003 and $516,570 during the same periods in the prior fiscal year. The Company has recognized a total of $131,140 in revenues from the sale of territorial licenses as compared to no revenues at all in the prior period.

      Additional revenues for the quarter ended February 28, 1997 include $79,516 in interest and dividend income for the nine months ended February 28, 1997 as compared to $119,226 during the nine months ended February 29, 1996.

      Total revenues for the nine months ended February 28, 1997 as compared to February 29, 1997 were $1,986,579 as compared to $1,743,329. This 14% increase in revenues is due primarily to the growth of the Haldane system. Similar increases in revenues were reported for the three month period increasing from $562,246 to $649,042. The 14% gain in revenues was offset by a 21% increase in expenses increasing from $1,092,773 to $1,327,212. The Company has had to hire additional staff to properly oversee the Haldane operations. In addition, the Company is incurring certain start-up costs in connection with the launch of its First Career program, a career consulting program targeted at graduating college seniors.

      As a result of increased expenses, net income after taxes remains almost constant at $428,941 as compared to $428,940. With fewer issued and outstanding shares as a result of the Company's share repurchase program, net income per share increased from $.35 per share to $.42 per share.

LIQUIDITY AND CAPITAL RESOURCES


FEBRUARY 28, 1997 AS COMPARED TO MAY 31, 1996


      Total current assets as of February 28, 1997 were $2,673,097 as compared to $2,147,294, an increase of 24%. More than $285,000 of this increase is attributable to notes receivable arising from the sale of territorial licenses. Total assets have increased from $3,424,830 to $3,959,292.

      Total current liabilities increased from $395,651 to $587,968 and total liabilities increased from $951,450 to $1,112,086. Despite this increase of nearly 50% in current liabilities, management does not anticipate any cash flow problems.

      Management believes that the Company has sufficient revenues to finance ongoing business activities.

                        BERNARD HALDANE ASSOCIATES, INC.


                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 or 15(d) OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THIS REGISTRANT IN THE CAPACITIES INDICATED.




BERNARD HALDANE ASSOCIATES, INC.
         (Registrant)


/s/ Jerold Weinger                             DATED: April 15, 1997
--------------------------------               ---------------------
Jerold Weinger, president/
treasurer/director




/s/ Jeffrey G. Klein                           DATED: April 15, 1997
--------------------------------               ---------------------
Jeffrey G. Klein, secretary/
director