Form 10KSB
period 1997-05-31
HALDANE BERNARD ASSOCIATES INC
filed 1997-09-18
CIK 801557

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                        ________________________________

                                   FORM 10K-SB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                  Commission file
May 31, 1997                                                   number
                                                             000-18097

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


           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------

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
                                                           YES   X     NO
                                                               ----       ----

      The aggregate market value of the voting stock held by nonaffiliates of the Registrant is approximately $1,132,290* (as of July 31, 1997.)


      APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS

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
                                                YES        NO        N/A   X
                                                    ----      ----       ----

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)







      Indicate the number of shares outstanding of each of this Registrant's classes of common stock, as of the latest practical date: 1,148,865 shares of common stock issued and outstanding as of May 31, 1997. (Includes 199,500 treasury shares.)


                      DOCUMENTS INCORPORATED BY REFERENCE

      Company's Registration Statement filed on Form S-18, File No. 000-18097.

      Annual Report on Form 10-K for the year ended May 31, 1993.

      Annual Report on Form 10-K for the year ended May 31, 1989.


      *Based upon market value of $2.75 per share, representing the average of the low bid and ask prices of Registrant's common stock on July 31, 1997 as reported by NASDAQ.

Item 1.  Business
-----------------

      (a)   General Development of Business
            -------------------------------

      Bernard Haldane Associates, Inc. (the "Company") f/k/a Quantum Ventures Group, Inc. owns the worldwide licensing rights to the Bernard Haldane name and system of career management. The Bernard Haldane organization operates through sub licensee offices in the United States, Canada and the United Kingdom, offering career management, out-placement and job search services under the Bernard Haldane name. Today there are 75 Bernard Haldane offices operating throughout the world.

      During the Company's last fiscal year, nine new licensee offices were opened. Management intends to open additional licensee offices, and where applicable, offer franchise offices. There are currently no company owned Haldane offices and management does not currently anticipate opening any company owned Haldane offices. During the past year, the Company licensed its first overseas office in the United Kingdom. The Company will continue to explore overseas expansion opportunities.

        The Company has also developed a specially designed career management program to be offered to graduating college students through its wholly owned subsidiary, First Career Corp. (See the narrative description of Business, Item 1(c) for a more detailed description of the operations of the Company.)

(b)   Financial Information about Industry Segments
      ---------------------------------------------

      The Company's primary business activity is providing career management and advisory services under the Bernard Haldane name. Bernard Haldane operations generated royalty revenues of $2,480,866 and generated income before taxes of $752,318, for the Company's last fiscal year. The Company also offers career management services to recent college graduates through its First Career program. No revenues have been generated to date.

(c)   Narrative Description of Business
      ---------------------------------

      The Bernard Haldane system offers its clients a program designed to prepare and teach its clients a means to achieve individual career advancement and personal development. The Bernard Haldane system (the "System") instructs clients on the dynamics of their own human potential and how to cope with adverse changes in their occupational life through individualized counseling sessions which normally last from three to twelve weeks.

      Dr. Bernard Haldane earned a P.H.D. in Humanities. In 1946 he developed a program to assist U.S. military officers in acquiring civilian jobs following World War II. Dr. Haldane also launched this program in universities in the New York area. The initial Haldane office was opened in New York in 1947 under the name "Executive Job Counselors", and by 1948, Dr. Haldane was operating career management offices in Boston and Washington, D.C. In 1958, Dr. Haldane changed the Company's name from Executive Job Counselors to Bernard Haldane, which it and its licensees have used since that time.

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

      In September 1989, there were approximately thirty seven Haldane offices operating throughout the United States and Canada. In most cases these licensee offices paid a royalty fee equal to five percent (5%) of gross cash revenues to the license holder (DRB). Total royalty revenues received by DRB for the year ended 1988 totaled approximately $450,000.

      In September 1989, the Company formed Career Services Management Corp. ("CSMC"). CSMC was an 80% owned subsidiary of the Company. In February 1995 the Company acquired all shares of stock owned by the five minority shareholders in exchange for the issuance of a total of 75,000 shares of the Company's common stock of which 45,000 shares have been redeemed pursuant to the Company's stock redemption program.

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

      In addition to the payment of the $1.25 million for the DRB shares, DRB remains obligated to make monthly payments of $7,000 per month until July 2006 (previous to July, 1996, these payments were $14,000 per month) to B+E Partnership. These payments are also subject to an annual cost of living adjustment. At the time of acquisition of DRB Ltd. these payments were being made by DRB Ltd. to Career Productivity Inc., whose owner was Dr. Bernard Haldane. Subsequent thereto, Career Productivity Inc. sold this obligation due from DRB to B+E Partnership. One of the partners of B+E Partnership is Dan Bruce, the previous owner of DRB Ltd. The obligation of DRB to pay B+E
Partnership is secured by the Haldane license. Should DRB default on its obligation, DRB would forfeit all rights to the use of the Haldane name and system of career management. Mr. Bruce is not involved in DRB's or the Company's operations.

      As of May 31, 1997, there were 75 Bernard Haldane offices operating throughout the United States, Canada and in the United Kingdom. The Company does not currently operate any Haldane offices. However, several licensee offices are owned by entities in which Jerold Weinger, the Company's president and chief executive officer serves as either an officer, director or shareholder. Any Haldane office opened in a new territory is subject to payment of a licensing fee to DRB Ltd. at the prevailing licensing rate.

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

Some of the services offered included:

      Appraisal of client's qualifications.
      Development of client's career goals.
      Training clients to establish immediate and long-range objectives in relation to career goals.
      Developing a marketing program for the client.
      Developing a program to assist in establishing  appropriate interview contacts.
      Preparation for interviews.
      Development of effective interview techniques to induce job offers. Counseling on salary negotiations and fringe benefits. Assistance in reviewing and assessing job offers.
      Future career planning.
      Consultation,   as  needed   concerning   organizational,   political  and
      interpersonal skills related to career advancement. Continued assistance for up to three years with client's career development. Internet training and/or access to assist client in use of the World Wide Web in their job search.

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

      Each office has the flexibility in the way it may conduct the System. However, the offices must comply with the overall System guidelines. Once the client has commenced the new employment and/or position, he/she enters into the follow-up phase of the program. A client should return to each office approximately 90 days after completion of the marketing phase so his career position can be assessed and to determine the client's attitudes and the way the client has progressed in to this new position. From this point the client can draw upon the System and support services when and if needed for the duration of the contract.

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

      The Company believes its relationship with the independent sublicensees are good and sponsors an annual conference in which owners, consultants and advisors are invited to attend. The Company coordinates a national advertising program for the benefit of all offices in the BHA organization and through advertisements in such publications as the National Business Employment Weekly and The Wall Street Journal. The Company also provides initial and ongoing seminars for career advisors and consultants as well as two company newsletters. Some of the licensee offices utilize television and radio to supplement the present advertising.

      Jerold Weinger serves as the President, Chairman of the Board and Chief Executive Officer of the Company and oversees the Haldane operations.

Proposed Activities
-------------------

      The continued success of the Bernard Haldane operations is largely dependent upon the number and success of local licensees. As a result, Haldane's strategy is to continue the growth of its current activities through selective expansion of licensee offices. During the Company's last fiscal year nine new licensee offices were opened. A total of $159,700 in territorial licensing fees were generated from opening these offices. As the value of the Bernard Haldane name increases, Management hopes to open additional offices in new territories, especially in Europe, which will pay an initial licensing fee to DRB Ltd. in addition to the monthly royalty. While there can be no assurance that the Company will be able to identify prospective licensees who can launch the Haldane program in Europe, management remains optimistic that the Company will be able to open licensed offices in Europe and expand operations in the United Kingdom.

      In conjunction with the planned expansion of licensee offices, DRB has registered as a franchisor in those states which require registration and offer franchise offices. (See "Government Regulations".) The Company's franchise circular has been filed and approved by the New York Attorney General's office.

      Some of the licensee owned offices currently provide out-placement services to clients. Management has found that many large national and regional companies require the services of a skilled out-placement company to assist discharged employees to meet their goals and explore the market place for new job opportunities. In furtherance of these objectives, Management has developed an out-placement service, called OUTFLEX, which is coordinated by the executive offices and operated through the various licensee offices. Due to the unique nature of out-placement services, the nationwide Haldane Operations have met with limited success in the out-placement field. However, individual Haldane offices have met with varying degrees of profitability in the out-placement field. There are currently no plans for DRB to actively pursue an out-placement program.

FIRST CAREER
      Following a 1995 pilot program held at a major northeastern university, the Company through its wholly owned subsidiary, First Career Corp., opened three test markets during the first quarter of 1997. The purpose of testing is to further refine First Career's job finding and career management program directed to the market of college seniors and recent college graduates. Ultimately, the program is designed to be licensed nationwide, with royalty fees paid for the right to operate a First Career office.

      Conceptually, the program appeals to graduates, and their parents, who are frustrated in their search for meaningful career starts. First Career's program includes concentrated emphasis through trained counselors to help clients:

      Assess career employment qualifications
      Develop career goals
      Determine immediate objectives and the types of positions for which they are most qualified
      Establish realistic long range objectives that afford job satisfaction and income potential
      Construct a marketing program and a communications program to establish appropriate level contacts and referrals.

      Prepare for interviews
      Develop interview techniques
      Review and assess job offers
      Negotiate salary and fringe benefits following the decision to accept a job offer

      A follow-up review designed to assist in internal advancement and revalidation of career objectives.

      First career has incurred losses to date of nearly $200,000. The Company attributes this loss to non-recurring start-up costs, developing program materials and pilot testing.

Competition
-----------

      Management believes that Bernard Haldane provides a unique service to its clients which is unmatched by so-called job placement agencies which attempt to match clients with prospective employees as opposed to the Haldane system which provides individualized career management services.

      Nationwide there are several large career out-placement agencies including Drake Beam Moran, Right Associates and Lee Hecht Harrison and Associates which compete with Haldane to provide corporate out-placement and counseling services. The focus of these companies is out-placement services marketed to corporations and not the individual client which is the primary focus of Haldane.

      The career management and employment service market is highly fragmented, and no single company possesses a major share of the market. Although there are hundreds of career management, job placement and employment service companies, most are very small and operate in a single market.

      The large number of employment services and career management organizations is a result of the low barriers to entry in the industry. However, most companies remain small because expansion requires a continued increase in working capital.

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

      Career management agencies in the U.S. are not regulated by any particular federal laws. However, some states require registration and/or licensing.

Government Restrictions
-----------------------

      Career management and job placement organizations have become an increasingly regulated field, particularly by the states. Several states prohibit the payment of an advance fee prior to securing a new job. While the Bernard Haldane system does not advertise as a job placement agency some states could construe the Haldane operations as falling within their statutory guidelines and accordingly, restrict operations in that state or, prohibit the payment of any advance fees. Such regulation may adversely affect the operations of the licensee offices.

      All Bernard Haldane offices are subject to state and the Federal Trade Commission's guideline on advertising and unfair and deceptive trade practices. Prior to the acquisition of DRB, several of these offices were cited for violations of these provisions. Management believes that the licensee offices are currently in compliance will all applicable guidelines.

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

Employees
---------

      The  Company  employs  five  full  time  employees.   Additional  staffing
requirements are handled by temporary staffing agencies.


Item 2.  Properties
-------------------

      The Company's executive and corporate offices are currently located at 192 Lexington Avenue, New York, New York 10016. The Company currently leases approximately 7,000 square feet of space at a cost of approximately $9,900 per month. The Company subleases approximately 70% of this space, at the same cost per square foot, to entities in which Mr. Weinger is associated. Net monthly lease cost to the Company after payment by the subtenants is approximately $3,000 per month.



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

      The following table sets forth, for the period indicated, the bid price range of the Company's common stock:

                                                           Common Stock
                                                           ------------

                                                    High Bid         Low Bid
                                                    --------         -------
1994
----

Quarter Ended February 28, 1994                        $2.87           $2.00

Quarter Ended May 31, 1994                             $3.00           $2.00

Quarter Ended August 31, 1994                          $2.75           $2.50

Quarter Ended November 30, 1994                        $2.75           $2.625


1995
----

Quarter Ended February 28, 1995                        $2.50           $2.62

Quarter Ended May 31, 1995                             $2.25           $2.25

Quarter Ended August 31, 1995                          $2.56           $2.43

Quarter Ended November 30, 1995                        $2.53           $2.43

1996
----

Quarter Ended February 29, 1996                        $2.87           $2.43

Quarter Ended May 31, 1996                             $2.56           $2.43

                                                           Common Stock
                                                           ------------

                                                    High Bid         Low Bid
                                                    --------         -------

Quarter Ended August 31, 1996                          $2.87           $2.43

Quarter Ended November 30, 1996                        $2.44           $2.44

1997
----

Quarter Ended February 28, 1997                        $2.75           $2.25

Quarter Ended May 31, 1997                             $2.50           $2.25

Period Ended July 31, 1997                             $2.37           $2.25


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

      (b)   Holders
            -------

      As of July 31, 1997 there were approximately 1,350 holders of record of the Company's common Stock.

      (c)   Dividends
            ---------

      The Company has not paid any cash dividends since its inception and the Board of Directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant.

      Item 6. Selected Financial Data
      --------------------------------

      Summary of Operations:

      For the Years Ended May 31, 1997, 1996, 1995, 1994 and 1993.

                       1997         1996         1995        1994         1993
                                              (Restated)  (Restated)  (Restated)
Revenue

Royalty
Income              $2,480,866   $2,244,818  $1,747,988  $1,214,091  $  959,395

Sublicense
Income              $  159,697   $    -0-    $  104,214  $   99,625  $   19,229

Other
Income              $    -0-     $    -0-    $   35,400  $    -0-    $    -0-

Interest
Income              $  107,232   $   99,621  $   49,785  $   14,062  $   12,464


Total
Revenues            $2,747,795   $2,344,439  $1,937,387  $1,327,778  $  991,088

Net Income
 (Loss)             $  461,092   $  533,440  $  699,105  $  206,074  $  (86,670)

Net Income
 (Loss) per
  Share of
  Common Stock      $      .45   $     0.44  $     0.61  $     0.20  $     (.09)


      Restated for discontinued operations of retail travel agency.


SUMMARY OF BALANCE SHEET AS OF MAY 31

                       1997         1996        1995         1994        1993
                                             (Restated)   (Restated)  (Restated)

CURRENT ASSETS      $2,538,234   $2,147,294  $2,007,844  $1,128,480  $  731,440

Other Assets        $1,445,854   $1,277,536  $1,504,467  $1,529,655  $1,697,903

TOTAL ASSETS        $3,984,088   $3,424,830  $3,512,311  $2,658,135  $2,429,343

CURRENT LIABILITIES

Account Payable
and other Current
Liabilities         $  356,973   $ 149,695   $  213,660  $  157,424  $  137,096

Current Maturities
of Long Term Debt   $  235,240   $  245,956  $  315,951  $  307,065  $  298,860

Other Liabilities   $  512,518   $  555,799  $  591,437  $  702,988  $  810,053

Stockholder's
Equity              $2,879,357   $2,473,380  $2,391,263  $1,490,658  $1,183,334

TOTAL LIABILITIES
AND STOCKHOLDERS'
EQUITY              $3,984,088   $3,424,830  $3,512,311  $2,658,135  $2,429,343

      Restated for discontinued operations of retail travel agency.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------


      While management remains pleased with the results of operations for the past year, management believes that royalty revenues will not increase at nearly the same rate as in the past. Although royalty revenues increased from $2,244,818 to $2,480,866, the percentage increase in royalty revenue was only 11% as compared to a 28% increase from 1995 to 1996. Moreover, total royalty revenues per office declined for the first time. While nine new territorial offices opened this past year and generated $159,697 in licensing fees (as compared to no new sublicensee offices in 1996) management does not anticipate opening a substantial number of new licensed sub licensee offices. Haldane offices are already open in almost every major metropolitan area in the United States and Canada. While there will likely be additional expansion into smaller metropolitan areas, the licensing fee and the royalty revenues which can be generated will likely be significantly less than the typical Haldane office as the geographical and demographical market for the Haldane services and products approach a saturation level.


      In an effort to increase its revenue base, the Company opened an office in the United Kingdom. Due to logistical constraints, the Company experienced only limited success with this one office. While management intends to pursue other opportunities overseas, there can be no assurance that expansion into the overseas market will prove successful.

      In an effort to diversify revenues, management identified a new targeted market and developed a special program for this market, First Career. First Career provides career management for recently graduated college students. To date, First Career has incurred losses of $196,694 and there can be no assurance that management will be able to reverse this trend.

      During the Company's last fiscal quarter, the Company's Board of Directors received an offer from Mr. Weinger, Mrs. Weinger, the wife of Mr. Weinger, and Mrs. Nadel, the wife of the Company's former president, to purchase the shares of stock owned by the outside investors at a cost of $2.75 per share. In conjunction therewith, the Board of Directors determined that it would be in the best interests of the company and the outside shareholders to name two independent directors to the Company's Board of Directors to consider and vote upon the fairness of the offer. On April 25, 1997, Jeffrey Schachter and Gregg Weiss were elected to the Board of Directors. In order for the Board to determine the fairness of the offer, Laidlaw & Co. was retained to render a fairness opinion in connection with the proposed "going private" transaction. On August 11, 1997 Laidlaw & Co. opined that from a financial point of view , it is their opinion that the public shareholders would be entitled to receive the sum of $3.00 per share. After reviewing the fairness opnion, Mr. and Mrs. Weinger and Mrs. Nadel increased their offer to purchase the shares of common stock owned by the public investors to $3.00 per share. Subsequent thereto, the Board of Directors met and voted to accept the offer made by Mrs. Nadel and Mr. Weinger.

      Mr. and Mrs. Weinger and Mrs. Nadel (the "Weinger-Nadel Group") have advised the Company that (i) they intend to establish an entity ("NEWCO") for the purpose of merging with and/or combining with the Company, and (ii) they will contribute their shares of Common Stock in the Company to NEWCO in exchange for securities of NEWCO. The Weinger-Nadel Groups's proposal is to be submitted to the vote of the Company's stockholders and will be subject to their approval. However, members of the Weinger-Nadel Group have, and therefore, NEWCO, will have a sufficient number of votes to carry stockholder approval of the proposal. It is anticipated that if such merger or combination is approved, all stockholders (other than member s of the Weinger-Nadel Group), will be entitled to receive $3.00 per share for their shares of the Company's Common Stock or such amount as if found appropriate in court assessing their rights under Florida law. The Company anticipates making further announcements and a proxy statement will be disseminated to all stockholders of record detailing the proposal, the reasons for same and described stockholder rights.

LIQUIDITY CAPITAL RESOURCES

      As of May 31, 1997 the Company had $2,538,234 in current assets as compared to $2,147,294 on May 31, 1996.

      Accounts receivable for 1997 total $419,470 as compared to $329,146 in 1996. This increase is directly attributable to the increasing royalty revenues generated from the Haldane operation. Notes receivable increased from $183,371 to $600,389. This increase is due primarily to notes receivables from sublicensees. The Company has also recorded $145,000 for deferred taxes as compared to $83,000 in 1996. Total assets increased from $3,424,830 to $3,984,088.

      Current liabilities increased from $395,651 to $592,213 as of May 31, 1997 due primarily to an increase in accounts payable from $56,968 to $207,316. A significant portion of this increase is attributable to expenses associated with the Haldane anniversary conference in Las Vegas, Nevada. Long term debt was reduced from $541,080 to $498,839.

      For 1997, cash flow from operating activities totaled $750,972 as compared to $746,509 in 1996 and $885,897 in 1995.

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

RESULTS OF OPERATION

      The Company reported income from continuing operations before income taxes of $441,150 on revenues of $2,747,795, and net after tax income of $461,092. This compares to a net after tax income of $533,440 on revenues of $2,344,439 for the fiscal year ended May 31, 1996 and net after tax income of $699,105 on revenues of $1,937,387 for 1995. Royalty income from Haldane offices increased from $1,747,988 in 1995, to $2,244,818 in 1996 and $2,480,866 in 1997. This 11%
increase from 1996 to 1997 in royalty revenue is primarily attributable to an increase in the number of Haldane offices. Income attributable to the discontinued operations of Quantum Tours was $19,942 in 1997 as compared to $19,996 in 1996 and a loss of $31,701 in 1995.

      Payroll, general and administrative costs increased from $1,147,271 in 1996 to $1,658,353. This increase can be attributable to increased costs and expenses associated with the operations, management and oversight of the Haldane operations, increased costs and payroll expenses at the Company's executive offices as well as costs associated with the development of the First Career college program. In addition, this past year the company sponsored in Las Vegas, Nevada its 50th anniversary conference. The affair was attended by licensed owners and their staff. The Company arranged for speakers and training seminars in addition to sponsoring an awards banquet during the four day conference. The decline in the Company's net income from 1996 to 1997 is directly attributable to approximately $196,000 in funding for First Career and the cost of the anniversary conference.

      Advertising  expenditures  increased from $73,538 to $78,544.   This small
increase in advertising expense is due to costs in marketing the First Career college program.

      Income before taxes was $752,318 as compared to $841,768 in 1996 and $728,806 in 1995. Net income after taxes continues to decline, falling from $699,105 in 1995 to $533,440 in 1996 and $461,092 in 1997. The Company remains liable for federal and state income taxes at the prevailing rates on current income as all carryforward tax losses have been utilized.

      The Company anticipates increases in royalty payments in the coming year as the existing Haldane offices generate marginal increases in revenues.
However, it is unlikely that the Company will be able to maintain its prior growth rate as fewer new markets become available and competition in existing markets becomes increasingly difficult.

      Management remains disappointed with the results of launch of First Career. While the focus and pricing of the program have been modified, there can be no assurances that the Company will be able to operate First Career profitably in the future.

      Management does not at this time anticipate opening any company owned offices. However, management does not wish to foreclose this option should the opportunity arise.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                                      INDEX

                              FINANCIAL STATEMENTS








                                                                        PAGE
                                                                        ----

Independent Auditors' Report                                             F-2

Consolidated Balance Sheets
   May 31, 1997 and 1996                                              F-3 - F-4

Consolidated Statements of Income
   Years Ended May 31, 1997, 1996 and 1995                            F-5 - F-6

Consolidated Statements of Changes in Stockholders' Equity
   Years Ended May 31, 1997, 1996 and 1995                               F-7

Consolidated Statements of Cash Flows
   Years Ended May 31, 1997, 1996 and 1995                            F-8 - F-9

Notes to Consolidated Financial Statements                           F-10 - F-25

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Bernard Haldane Associates, Inc.


We have audited the accompanying consolidated balance sheets of Bernard Haldane Associates, Inc. and Subsidiaries as of May 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bernard Haldane Associates, Inc. and Subsidiaries as of May 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1996, in conformity with generally accepted accounting principles.





                                                /s/ Miller, Ellin & Company
                                                ---------------------------
                                                CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
August 7, 1997, except for
 Note 6 (e), which is dated
 September 11, 1997

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                         MAY 31,
                                                                 -----------------------
                                                                    1997        1996
                                                                 ----------   ----------
CURRENT ASSETS:
     Cash and cash equivalents                                   $1,698,099   $1,559,116
     Short-term investments                                          55,426       53,146
     Accounts receivable - net of allowance for doubtful
        accounts of $290,000 in 1997 and $170,000 in
        1996 (includes receivables from related parties
        of $86,413 and $105,325)                                    419,470      329,146
     Notes receivable - net (Note 4)                                149,080       48,478
     Due from related parties (Note 13)                              11,001       28,039
     Prepaid expenses and miscellaneous receivables                  60,158        9,734
     Deferred taxes (Note 9)                                        145,000       83,000
     Net assets of discontinued operations (Note 14)                   --         36,635
                                                                 ----------   ----------

              Total current assets                                2,538,234    2,147,294
                                                                 ----------   ----------

OTHER ASSETS:
     Licenses - net of accumulated amortization of
        $1,657,917 in 1997 and $1,460,376 in 1996 (Note 5)          864,611    1,062,152
     Equipment, fixtures and leasehold improvements -
        net of accumulated depreciation of $28,871 in
        1997 and $19,549 in 1996                                     50,831       20,031
     Security deposits and other                                     79,103       60,460
     Notes receivable - net (includes receivables from related
        parties of $27,647 and $31,152) (Notes 4 and 13)            451,309      134,893
                                                                 ----------   ----------

              Total other assets                                  1,445,854    1,277,536
                                                                 ----------   ----------

TOTAL ASSETS                                                     $3,984,088   $3,424,830
                                                                 ==========   ==========

















         The accompanying notes are an integral part of these statements

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                   MAY 31,
                                                                          -----------------------
                                                                             1997         1996
                                                                          ----------   ----------
CURRENT LIABILITIES:
     Cash overdraft                                                       $     --     $   18,044
     Current maturities of long-term debt (Note 5)                           235,240      245,956
     Accounts payable                                                        207,316       56,968
     Accrued expenses and other current liabilities                            8,147       12,778
     Income taxes payable                                                    141,510       61,905
                                                                          ----------   ----------

         Total current liabilities                                           592,213      395,651
                                                                          ----------   ----------

OTHER LIABILITIES:
     Long-term debt (Note 5)                                                 498,839      541,080
     Deferred rent payable                                                    13,679       14,719
                                                                          ----------   ----------

                                                                             512,518      555,799
                                                                          ----------   ----------

         Total liabilities                                                 1,104,731      951,450
                                                                          ----------   ----------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Note 7):
     Common stock ($.00001 par value; 950,000,000 shares
       authorized, 1,148,865 shares issued and
       outstanding)                                                               12           12
     Additional paid-in capital                                            2,761,727    2,761,727
     Retained earnings                                                       624,056      162,964
                                                                          ----------   ----------
                                                                           3,385,795    2,924,703
     Less: Treasury stock (199,500 and 179,500 shares at cost) (Note 8)      506,438      451,323
                                                                          ----------   ----------

         Total stockholders' equity                                        2,879,357    2,473,380
                                                                          ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $3,984,088   $3,424,830
                                                                          ==========   ==========








         The accompanying notes are an integral part of these statements

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED MAY 31,
                                                    ---------------------------------------
                                                        1997          1996         1995
                                                    -----------   -----------   -----------
                                                                                (Restated)
REVENUES:
   Royalty income (includes royalty income
     from related parties of $301,394, $243,760
     and $165,129, respectively)                    $ 2,480,866   $ 2,244,818   $ 1,747,988
   Interest, dividends and other income                 107,232        99,621        49,785
   Sub-license income (includes sub-license
     income from related parties of $41,588,
     $-0- and $61,754, respectively)                    159,697          --         104,214
   Gain on sale of investment (Note 2)                     --            --          35,400
                                                    -----------   -----------   -----------

         Total revenues                               2,747,795     2,344,439     1,937,387
                                                    -----------   -----------   -----------

EXPENSES:
   Payroll and related costs                            453,573       362,554       337,207
   Other general and administrative                   1,204,780       784,717       541,426
   Amortization                                         197,541       197,541       197,541
   Advertising                                           78,544        73,538        46,805
   Interest                                              61,039        68,558        75,602
   Lawsuit judgment (Note 11)                              --          15,763        10,000
                                                    -----------   -----------   -----------

         Total expenses                               1,995,477     1,502,671     1,208,581
                                                    -----------   -----------   -----------

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES (CREDITS)                        752,318       841,768       728,806

INCOME TAXES (CREDITS) (Note 9)                         311,168       328,324        (2,000)
                                                    -----------   -----------   -----------

INCOME FROM CONTINUING OPERATIONS                       441,150       513,444       730,806

DISCONTINUED OPERATIONS (Note 14):
   Income (loss) from operations of travel agency
     disposed of (net of income taxes of $10,000,
     $8,000 and $-0-, respectively)                      19,942        19,996       (31,701)
                                                    -----------   -----------   -----------

NET INCOME                                          $   461,092   $   533,440   $   699,105
                                                    ===========   ===========   ===========








               The accompanying notes are an integral part of these statements

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (CONTINUED)






                                                    YEARS ENDED MAY 31,
                                          -------------------------------------
                                             1997         1996         1995
                                          ---------     --------    -----------
                                                                     (Restated)

NET EARNINGS PER COMMON AND
   COMMON EQUIVALENT SHARE:
     Continuing operations (Note 15)        $  .43       $   .43       $  .64
     Discontinued operations                   .02           .01         (.03)
                                            ------       -------       ------
                                            $  .45       $   .44       $  .61
                                            ======       =======       ======





WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES (Note 15)    1,029,373     1,227,894    1,161,347
                                         =========     =========    =========


DIVIDENDS                                     NONE          NONE         NONE
                                              ====          ====         ====

























         The accompanying notes are an integral part of these statements

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                            COMMON STOCK,
                                             $.00001 PAR
                                          VALUE, AUTHORIZED
                                          950,000,000 SHARES     ADDITIONAL      RETAINED      TREASURY STOCK
                                         -------------------      PAID-IN        EARNINGS     -------------------
                                           SHARES     AMOUNT      CAPITAL        (DEFICIT)    SHARES     AMOUNT        TOTAL
                                         ---------    ------     ----------    -----------    -------  ----------    ----------
BALANCE - MAY 31, 1994                     979,865      $ 10     $2,560,229    $(1,069,581)        -   $       -     $1,490,658

Exercise of stock options (Note 7)          94,000         1        201,499             -          -           -        201,500

Issuance of shares on acquisition of
  minority interest of subsidiary (Note 2)  75,000         1             (1)            -          -           -             -

Net income for the year ended
  May 31, 1995                                  -          -             -         699,105         -           -        699,105
                                         ---------      ----     ----------    -----------    -------  ----------    ----------

BALANCE - MAY 31, 1995                   1,148,865        12      2,761,727       (370,476)        -           -      2,391,263

Repurchase of common stock (Note 8)             -          -             -              -     179,500    (451,323)     (451,323)

Net income for the year ended
  May 31, 1996                                  -          -             -         533,440         -           -        533,440
                                         ---------      ----     ----------    -----------    -------  ----------    ----------

BALANCE - MAY 31, 1996                   1,148,865        12      2,761,727        162,964    179,500    (451,323)    2,473,380

Repurchase of common stock (Note 8)             -          -             -              -      20,000     (55,115)      (55,115)

Net income for the year ended
  May 31, 1997                                  -          -             -         461,092         -           -        461,092
                                         ---------      ----     ----------    -----------    -------  ----------    ----------


BALANCE - MAY 31, 1997                   1,148,865      $ 12     $2,761,727    $   624,056    199,500  $ (506,438)   $2,879,357
                                         =========      ====     ==========    ===========    =======  ==========    ==========









































                 The accompanying notes are an integral part of these statements

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED MAY 31,
                                                          -----------------------------------------
                                                              1997           1996           1995
                                                          -----------    -----------    -----------
                                                                                         (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $   461,092    $   533,440    $   699,105
   (Income) loss from discontinued operations                 (19,942)       (19,996)        31,701
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Expenses (income) not requiring the use of cash:
         Provision for losses on accounts
           and notes receivable                               189,173         97,469         34,866
         Depreciation                                           9,322          1,430          3,623
         Amortization of licenses                             197,541        197,541        197,541
         Gain on sale of investment                              --             --          (35,400)
         Interest expense - imputed                            45,043         52,048         60,935
         Interest income - imputed                            (13,167)        (6,403)        (6,994)
         Deferred income taxes                                (62,000)        89,000        (75,000)
       Changes in assets and liabilities:
         Accounts receivable                                 (210,324)      (141,548)      (115,359)
         Prepaid expenses                                     (50,424)        18,988        (28,628)
         Cash overdraft                                       (18,044)        18,044           --
         Accounts payable and other current liabilities       225,322        (82,009)        61,986
         Deferred rent payable                                 (1,040)        10,319         (1,350)
         Net assets of discontinued operations                 (1,580)       (21,814)        58,871
                                                          -----------    -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                     750,972        746,509        885,897
                                                          -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                        (55,426)      (302,138)      (625,876)
   Redemption of short-term investments                        53,146        699,868        175,000
   (Increase) decrease in due from related parties             17,038        231,961       (260,000)
   Acquisition of fixed assets                                (40,122)       (21,461)          --
   Proceeds from sale of investment                              --             --            5,000
   Additions to notes receivable                             (690,492)       (20,000)      (181,213)
   Payments of notes receivable                               217,468         63,249         64,650
   Security deposits                                          (18,643)         1,900        (55,586)
   Net assets of discontinued operations                        2,200           (500)          --
                                                          -----------    -----------    -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (514,831)       652,879       (878,025)
                                                          -----------    -----------    -----------










                 The accompanying notes are an integral part of these statements

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                      YEARS ENDED MAY 31,
                                                          -----------------------------------------
                                                              1997           1996           1995
                                                          -----------    -----------    -----------
                                                                                         (Restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt                             $   (98,000)   $  (168,000)   $  (168,000)
   Exercise of employee stock options                            --             --          201,500
   Repurchase of common stock                                 (55,115)      (451,323)          --
                                                          -----------    -----------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          (153,115)      (619,323)        33,500
                                                          -----------    -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        83,026        780,065         41,372

CASH AND CASH EQUIVALENTS - beginning                       1,615,073        835,008        793,636
                                                          -----------    -----------    -----------

CASH AND CASH EQUIVALENTS - ending
   (includes cash of discontinued operations of $-0-,
   $55,957 and $78,271, respectively)                     $ 1,698,099    $ 1,615,073    $   835,008
                                                          ===========    ===========    ===========


SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
     Receipt of notes receivable on sale of investment    $      --      $      --      $    30,000
                                                          ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                             $    61,039    $    68,558    $    75,602
     Income taxes                                             316,313        238,876         15,542



















                 The accompanying notes are an integral part of these statements

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1997, 1996 AND 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of Operations
   --------------------

   Bernard Haldane Associates, Inc. ("Haldane") through its wholly-owned subsidiary, DRB Ltd. ("DRB") owns the worldwide licensing rights to the Bernard Haldane name and system of career consulting. Haldane is the franchiser of 71 career consulting offices operating in the United States, Canada and the United Kingdom. A new wholly-owned subsidiary, First Career Corp. ("FCC") is developing a specifically designed career consulting program for graduating college students. On May 31, 1996, another subsidiary, Quantum Tours International, Inc. ("QT") discontinued its full service travel agency. All other subsidiaries are inactive.

   After giving effect to the restatement for discontinued operations, Haldane's operations consist of only one business segment, career consulting and advisory services.

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

   Concentrations of Credit Risk
   -----------------------------

   The Companies maintain their cash balances with various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate approximately $1,615,000 and $1,363,000 at May 31, 1997 and 1996,
   respectively.

   The Companies' short-term investments include certificates of deposit of financial institutions with high credit ratings, which mature within one year. This investment policy limits the Companies' exposure to concentrations of credit risk.

   DRB sells franchises to individuals and corporations for both cash and notes. In the event of default in payment of the notes or royalties, DRB can repossess the office. DRB has historically experienced losses and has provided allowances against its notes and royalty receivables.

               BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MAY 31, 1997, 1996 AND 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Equipment, Fixtures and Leasehold Improvements
   ----------------------------------------------

   Equipment and fixtures are being depreciated on an accelerated basis over lives of five to seven years. Leasehold improvements are being amortized over the lives of the leases.

   Deferred Rent Payable
   ---------------------

   Deferred rent payable represents the excess of recognized rent expense over scheduled lease payments which will be credited to future operations.

   Revenue Recognition
   -------------------

   DRB through its sale of franchise offices recognizes revenues (sub-license) at the time the contract is completed and when no further services are required. DRB also recognizes royalty revenue based on a percentage (5% to 6%) of gross collections of counseling fees by the franchisee or the minimum royalty fee, whichever is greater. Allowances for doubtful accounts have been provided for potential losses.

   QT recognized revenue when the tour commenced. Revenue received prior to the commencement of the tour was deferred and recorded as unearned revenue.

   Intangible Assets
   -----------------

   The Bernard Haldane licenses acquired (approximately $1,200,000) are being amortized over a ten year period using the straight-line method. The cost of acquisitions in excess of fair value of assets acquired which has been allocated to licenses (approximately $1,250,000) is being amortized over the greater of a twenty year period (the general term of the sub-license) or 5% of royalty income and 50% of sub- licensing income for that particular year.

   Advertising Costs
   -----------------

   All costs associated with advertising and promotion are expensed in the year incurred.

   Foreign Exchange
   ----------------

   DRB converts its foreign currency transactions at budgeted rates which historically approximate the actual exchange rates for balance sheet and statement of income items. The amount of foreign currency exchange gains and losses are insignificant to the consolidated financial statements.

               BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MAY 31, 1997, 1996 AND 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Net Earnings Per Common and Common Equivalent Share
   ---------------------------------------------------

   For the years ended May 31, 1997, 1996 and 1995, net earnings per common and common equivalent share are based on the weighted average number of common shares and common equivalent shares arising from dilutive stock options using the modified treasury stock method. Fully diluted earnings per common and common equivalent shares were the same as for the primary calculation.

   Realizability of a Deferred Tax Asset
   -------------------------------------

   The Companies have recorded a deferred tax asset of $145,000 as of May 31, 1997. Realization is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if future taxable income is not sufficient.

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


NOTE 2 - ACQUISITIONS/DISPOSITIONS

   In 1989, Haldane acquired 80% of the outstanding shares of Career Services Management Corp. ("CSM") for $800. CSM acquired 100% of DRB for $1,250,000 consisting of $1,000,000 in cash and a note payable of $250,000 which currently is $200,000 (Note 5). On February 2, 1995, Haldane acquired the remaining 20% of the outstanding shares of CSM for 75,000 shares of its own common stock. CSM is currently inactive.

   In April 1995, Haldane sold approximately 96% of its 80% investment in Andover Equitites Corp. ("Andover"). The sale consisted of cash and notes (see Note 4) and resulted in a $35,400 gain which is included in operations for the year ended May 31, 1995. Haldane's investment in Andover which represents approximately a 3% ownership is carried at cost and is insignificant.

   The acquisitions were accounted for using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values.

               BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MAY 31, 1997, 1996 AND 1995


NOTE 3 - NEW ACCOUNTING STANDARDS

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The adoption of SFAS No. 121 had no effect on the Companies' consolidated financial statements since the Companies annually review the carrying value and the amortization of its intangible assets.

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." The Companies have adopted the disclosure-only provisions of SFAS No. 123 but apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for granting of stock options.

   If the Companies had elected to recognize compensation expense for stock options granted based on the method presented by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                                        Year Ending May 31,
                                                       --------------------
                                                          1997        1996
                                                       --------    --------
         Net income - as reported                      $461,092    $533,440
         Net income - pro forma                        $416,092    $497,440
         Earnings per share - as reported                  $.45        $.44
         Earnings per share - pro forma                    $.41        $.41

   The fair value of the stock options used to compute proforma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing method with the following weighted average assumptions for 1997 and 1996: expected volatility of 11.9% and 3.8%; a risk-free interest rate of 6.7% and 6.8% and an expected holding period of 10 and 7 years.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per
   Share" which is effective for periods ending after December 15, 1997. The Companies will implement this new standard for the third quarter ending February 28, 1998 and for the year ending May 31, 1998. After December 15, 1997, prior period earnings per share, which are presented, will be restated to conform to this new pronouncement.

               BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MAY 31, 1997, 1996 AND 1995


NOTE 3 - NEW ACCOUNTING STANDARDS (CONTINUED)

   In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income" and No. 131 (SFAS No. 131), "Disclosures About Segments of an Enterprise and Related Information" which are both effective for periods beginning after December 15, 1997. The Companies anticipate implementing SFAS No. 130 for the year ended May 31, 1998 and reclassifying financial statements for earlier periods. Management believes that SFAS No. 131 will not be implemented since there is only one reportable business segment.


NOTE 4 - NOTES RECEIVABLE


     Notes receivable at May 31, consist of the following:

                                                                             1997           1996
                                                                         ----------     ----------
     Various non-interest bearing notes receivable in connection
       with the sale of sub-licenses                                     $  177,300     $  100,500
     LaSalle Consulting - receivable in equal monthly installments
       of $2,097 through April 2002, with interest at 24% per annum          72,909         79,640
     Note receivable - employee/stockholder in 36 equal monthly installments of $589 through October 1998, including
       interest at 6% per annum                                               9,444         16,111
     Notes receivable in connection with the sale of Andover stock
       (Note 2), originally due April 1997, extended to October 1997,
       with interest at 10% per annum                                        30,000         30,000
     Note receivable - sub-licensee in equal monthly installments of
       $1,000 through December 1997, $2,000 from January 1998
       through December 1998 and $3,000 from January 1999 through
       December 2002 with a final payment of approximately $1,800
       in January 2003 including interest at 7% per annum                   176,795           -
     Note receivable in equal monthly installments of $5,000 through
       2001 with interest at 7% per annum                                   215,000           -
     Note receivable in equal monthly installments of $200 through
       March 1998 with the balance due April 1999, with interest at
       8% per annum; secured by stock in an affiliated company               34,130           -
                                                                         ----------     ----------
                                                                            715,578        226,251
     Less:  Unamortized discounted interest imputed at 7% to 8.5%
              on the above non-interest bearing notes                        50,189          7,880
                                                                         ----------     ----------
                                                                            665,389        218,371
     Less:  Allowance for credit losses on the above non-interest
              bearing notes (see below)                                      65,000         35,000
                                                                         ----------     ----------
                                                                            600,389        183,371
     Less:  Current portion                                                 149,080         48,478
                                                                         ----------     ----------
                                                                         $  451,309     $  134,893
                                                                         ==========     ==========

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1997, 1996 AND 1995


NOTE 4 - NOTES RECEIVABLE (CONTINUED)

   The amounts due over the next five years, net of imputed interest of $50,189 and allowance for credit losses of $65,000, are as follows:

                  Year Ending May 31,
                  -------------------

                        1998                      $149,080
                        1999                       140,270
                        2000                        96,534
                        2001                        97,766
                        2002                        89,690
                        Subsequent                  27,049
                                                  --------
                                                  $600,389
                                                  ========


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

                                                   1997         1996
                                                ----------   ----------
       Notes receivable - impaired              $  406,492   $  122,620
       Less: Allowance for credit losses            65,000       35,000
                                                ----------   ----------
                                                   341,492       87,620
       Notes receivable - not impaired
          and no allowance for credit losses       258,897       95,751
                                                ----------   ----------
                                                $  600,389   $  183,371
                                                ==========   ==========

   The Companies recognize interest income on impaired loans on actual cash received with interest imputed at 8 1/2%. The allowance for credit losses have been increased by $30,000 during the year ended May 31, 1997.

   The average recorded investment in impaired loans and the interest income recognized during the years ended May 31, 1997 and 1996 were approximately $265,000 and $24,000 and $131,000 and $10,000, respectively.

               BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MAY 31, 1997, 1996 AND 1995


NOTE 5 - LONG-TERM DEBT


  Long-term debt at May 31, consists of the following:

                                                                      1997        1996
                                                                  ----------  -----------
      B&E Partnership - payable in monthly installments of
        $7,000 through June 2006.  Secured by a license
        agreement.  This note is non-interest bearing.            $  756,000  $   854,000
      Dan R. Bruce - principal amount of $200,000 due February
        1998 with interest due in monthly payments of $1,333.
        The note is secured by a license agreement and currently
        bears interest at an annual rate of eight percent.           200,000      200,000
                                                                  ----------  -----------
               Total debt obligations                                956,000    1,054,000
        Less:  Unamortized discounted interest imputed at eight
                  percent on the above non-interest bearing loan.    221,921      266,964
                                                                  ----------  -----------
               Total present value of debt                           734,079      787,036

        Less:  Current portion                                       235,240      245,956
                                                                  ----------  -----------
                                                                  $  498,839  $   541,080
                                                                  ==========  ===========


  The non-current portion of long-term debt as of May 31, 1997 is payable as follows:

                    Year Ending May 31,
                    -------------------

                          1999                             $   45,746
                          2000                                 49,543
                          2001                                 53,655
                          2002                                 58,108
                          2003                                 62,931
                          Subsequent                          228,856
                                                           ----------

                                                           $  498,839
                                                           ==========

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1997, 1996 AND 1995


NOTE 6 - COMMITMENTS AND CONTINGENCIES

(a) Leases
    ------

    Haldane leases its executive office in New York City for a term of ten years expiring in September 2005 and sublets approximately 70% to related entities. FCC leases office space in Syracuse, New York for a term of one year expiring in March 1998.

    The following is a schedule by years of future minimum rental payments and sublease income under these leases (rounded to thousands):

                                                   Minimum
                                                    Rental       Sublease
                  Year Ending May 31,              Payments       Income
                  -------------------            -------------  ---------

                       1998                        $ 142,000     $83,000
                       1999                          119,000      83,000
                       2000                          119,000      83,000
                       2001                          128,000      90,000
                       2002                          133,000      93,000
                       Subsequent                    443,000     311,000
                                                  ----------    --------
                                                  $1,084,000    $743,000
                                                  ==========    ========


    Rent expense, net of rental income of approximately $96,000, $30,000 and $-0-, charged to operations for the years ended May 31, 1997, 1996 and 1995 amounted to approximately $48,000, $31,000, and $19,000, respectively.

(b) Licensing
    ---------

    In those states where the granting of a license for the right to operate a Haldane office may constitute a franchise arrangement, DRB intends to register as a franchisor. DRB may also be subject to regulatory sanctions in these states for failing to register as a franchisor prior to the granting of a franchise license. DRB intends to enter into franchise agreements with current licensees, and if necessary under the state statutes, DRB will offer current licensees the right of recission. Management is of the opinion that the potential liability for violation of any state or federal statute relating to the sale of a franchise and in the aggregate is not material to the consolidated financial statements. The Companies to date have incurred approximately $58,000 of legal costs in connection with this matter. The Companies expect to incur no additional costs of any significance relating to this matter.

               BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MAY 31, 1997, 1996 AND 1995

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

(c) Consulting Agreements
    ---------------------

    On August 1, 1995, Haldane entered into a consulting agreement with a company whose president was Haldane's former president, for a period of five years. Compensation under the agreement is as follows: $62,000 the first year, $69,000 the second year, $74,000 the third year, $83,000 the fourth year and $90,000 the fifth year. In addition, Haldane agreed to provide to the consultant a leased automobile and reimburse all approved expenses. For the years ended May 31, 1997 and 1996, Haldane recorded compensation expense of $67,832 and $51,667, respectively.

(d) Tax Contingencies
    -----------------

    The Internal Revenue Service and the City of New York have commenced audits of Haldane's consolidated federal and New York City tax returns for the years ended May 31, 1995 and 1996. Management believes that the outcome of such audits would have no material effect on the Company's consolidated financial statements.

(e) Going Private
    -------------

    Haldane has hired a financial advisory company and attorneys to evaluate the possibility of going private in the future. The Companies have incurred $30,000 of costs which have been charged to operations for the year ended May 31, 1997.

    Haldane's president and former president have offered to purchase the shares of common stock owned by the public investors at $3 per share, which is the valuation made by the financial advisory company in its fairness opinion. The estimated number of shares to be purchased is less than 300,000 shares or $900,000.

NOTE 7 - COMMON STOCK OPTIONS AND WARRANTS

    Stock Options
    -------------

    The stock option transactions for the three fiscal years ended May 31, are summarized as follows:

                                                                   1997       1996       1995
                                                                  -------    -------    -------
    Outstanding - beginning of year (exercisable at a price of
       $.25 to $3.50 per share)                                   386,000    326,000    355,000
    Granted at $2.50 per share                                     60,000     60,000     65,000
    Terminated                                                   (161,000)      -          -
    Exercised at prices ranging from $.25 to $2.25 per share         -          -       (94,000)
                                                                  -------    -------    -------
    Outstanding - end of year (exercisable at a price range of
       $.25 to $2.50 per share)                                   285,000    386,000    326,000
                                                                  =======    =======    =======

    Exercisable - end of year                                     285,000    386,000    326,000
                                                                  =======    =======    =======

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1997, 1996 AND 1995



NOTE 7 - COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

   Stock Options (Continued)
   -------------------------

   During the years ended May 31, 1997, 1996 and 1995, options to acquire 60,000, 60,000 and 65,000 shares, respectively, were granted to directors and employees of the Companies at market value. A director exercised 5,000 options during the year ended May 31, 1995.

NOTE 8 - TREASURY STOCK

   In October 1995, March and June 1996, the Board of Directors authorized Haldane to repurchase outstanding shares of its common stock at fair market value from various shareholders. As of May 31, 1997 and 1996, Haldane repurchased 20,000 and 179,500 shares, respectively, at fair market value with prices ranging from $2.49 to $2.75 per share.

NOTE 9 - INCOME TAXES

   Deferred Income Taxes
   ---------------------

   The Companies utilize Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws as they occur.

   Deferred income taxes reflect temporary differences in reporting assets and liabilities for income tax and financial accounting purposes. The deferred tax assets of $145,000 and $83,000 as of May 31, 1997 and 1996 (consisting solely of allowance for doubtful accounts) are shown as current assets in the consolidated balance sheets. No valuation allowance has been provided.

   Income Taxes
   ------------

   Provision for income taxes for the years ended May 31, consists of the following:

                                                  1997       1996       1995
                                                --------   --------  ---------
      Current:
        Federal                                $267,457    $163,448  $     -
        State and local                         105,711      75,876     73,000
                                                --------   --------  ---------
                                                373,168     239,324     73,000

      Deferred:
        Federal                                 (51,000)     93,000    231,000
        State and local                         (11,000)     (4,000)       -
      Change in valuation allowance                 -           -     (306,000)
                                               --------    --------  ---------
                                               $311,168    $328,324  $  (2,000)
                                               ========    ========  =========

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1997, 1996 AND 1995





NOTE 9 - INCOME TAXES (CONTINUED)

   Income Taxes (Continued)
   ------------

   Reconciliation of statutory rate to effective income tax rate on continuing operations for the years ended May 31, is as follows:

                                                        1997     1996     1995
                                                       -----    -----    -----
      At federal statutory rates                        34.0%    34.0%    34.0%
      Effect of:
         State income taxes, net of federal benefit      8.2      7.9      9.8
         Permanent differences                           1.2       .7       -
         Tax benefit of operating loss carryforwards      -      (2.6)   (33.1)
         Overaccrual of prior year taxes                (2.0)    (1.0)      -
         Change in valuation allowance                    -        -     (10.7)
                                                       -----    -----    -----

               Total                                    41.4%    39.0%      - %
                                                       =====    =====    =====

   The Companies file consolidated tax returns and had available at May 31, 1995 unused operating loss carryforwards of approximately $400,000 for income tax reporting purposes which were utilized to offset 1996 taxable income. Haldane had no taxable federal income for the year ended May 31, 1995, therefore, no federal income tax liability or expense provision has been recorded for that year. The only significant difference between income tax and financial reporting is the allowance for doubtful accounts.


NOTE 10 - RETIREMENT PLANS

   The Companies have simplified employee pension (SEP) agreements with all full-time employees who are at least twenty-one years old and have performed services for at least three of the preceding five years. Such agreements provide for discretionary contributions by the employer. For the years ended May 31, 1997, 1996 and 1995, the Companies contributed $21,000, $29,750 and $41,424, respectively.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1997, 1996 AND 1995



NOTE 11 - LAWSUIT JUDGMENT

   A former sub-licensee initiated an arbitration against DRB before the American Arbitration Association claiming damages for DRB's alleged breach of sub-license agreement and interference with a consulting agreement. The former sub-licensee was awarded $104,381, which was accrued as of May 31, 1994. Additional interest of $10,000 was accrued as of May 31, 1995. In January 1996, DRB paid $130,144.

NOTE 12 - GEOGRAPHIC AREAS

   The Companies earned royalty income and sub-licensee income from five Canadian franchisees and one franchisee located in the United Kingdom for the years ended May 31, as follows:


                                Royalty Income             Sub-Licensee Income
                       ------------------------------   ------------------------
                         1997       1996       1995      1997      1996    1995
                       --------   --------   --------   -------  ------- -------
      Canada           $201,148   $158,572   $114,221   $18,559  $   -   $   -
                       ========   ========   ========   =======  ======= =======
      United Kingdom   $ 12,123   $    -     $    -     $   -    $   -   $   -
                       ========   ========   ========   =======  ======= =======

   All other revenues are from United States sources.

   Included in accounts receivable and notes receivable at May 31, are amounts owed by the Canadian and United Kingdom franchisees, as follows:

                                          Accounts Receivable   Notes Receivable
                                          -------------------  -----------------
                                           1997       1996      1997       1996
                                          -------    -------   -------   -------

      Canada                              $78,047    $93,088   $15,063   $   -
                                          =======    =======   =======   =======
      United Kingdom                      $ 2,189    $    -    $    -    $   -
                                          =======    =======   =======   =======

NOTE 13 - RELATED PARTY TRANSACTIONS

   As of May 31, 1997, 1996 and 1995, a principal officer and director of Haldane owned and operated offices as follows:

                                                   1997    1996    1995
                                                  ------  ------  ------
                  Canada (Note 12)                   5       5       5
                  United States                      2       4       4
                  United Kingdom (Note 12)           1       -       -
                                                    ---     ---     ---
                        Total offices                8       9       9
                                                    ===     ===     ===

   During 1997, three United States offices were transferred to an unrelated existing owner of other Haldane offices and two new offices were acquired; one in the United States and one in the United Kingdom.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1997, 1996 AND 1995




NOTE 13 - RELATED PARTY TRANSACTIONS (CONTINUED)

   From time to time the Companies advance funds to several entities whose officer and director is also an officer and director of Haldane. The average monthly balance during fiscal 1997 and 1996 of such advances amounted to approximately $373,000 and $375,000, respectively. At May 31, 1997 and 1996, the balance of such advances was $-0- and approximately $14,000, respectively. In addition, at May 31, 1997 and 1996, the Companies were owed $11,000 and $14,000, respectively, for miscellaneous reimbursable expenses from these entities.

   Interest earned on advances for the years ended May 31, 1997 and 1996 at 8% per annum amounted to approximately $30,000 for each year.


NOTE 14 - DISCONTINUED OPERATIONS

   On May 31, 1996, Haldane adopted a plan to terminate its travel agency operations which ceased in February 1997.

   The components of net assets of discontinued travel agency operations included in the consolidated balance sheets at May 31, are as follows:

                                                      1997      1996
                                                   ---------  ---------
                  Cash and cash equivalents        $   -      $ 55,957
                  Prepaid expenses                     -         4,240
                  Property and equipment - net         -           635
                  Other assets                         -         2,200
                  Accounts payable                     -        (3,225)
                  Income taxes payable                 -        (8,000)
                  Deferred income                      -       (15,172)
                                                   --------   --------
                       Net assets                  $   -      $ 36,635
                                                   ========   ========

   The operating results of the travel agency segment for the years ended May 31, 1997 and 1996 are shown separately in the accompanying consolidated income statement. The 1995 consolidated statement has been restated to segregate the operating results of the travel agency segment. Net revenues of the travel agency segment for 1997, 1996 and 1995 amounted to $67,027, $95,474 and $68,047, respectively.

   There was no gain or loss on disposal of this segment.

               BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MAY 31, 1997, 1996 AND 1995



NOTE 15 - EARNINGS PER SHARE

   Net Earnings Per Common
     and Common Equivalent Share

   Net earnings per share for the years ended May 31, were calculated using the modified treasury stock method as follows:

                                                                 1997         1996        1995
                                                             ----------   ----------  ----------
   Earnings
   --------

   Income from continuing operations                         $  441,150   $  513,444  $  730,806

   Modified Treasury Stock Method
   ------------------------------

   Incremental income after the application of assumed
     proceeds toward repurchase of 20% of the outstanding
     common shares at the average market price and the
     reduction of debt, net of applicable income taxes            1,111       11,452       6,845
                                                             ----------   ----------  ----------

   Adjusted earnings                                         $  442,261   $  524,896  $  737,651
                                                             ==========   ==========  ==========

   Shares
   ------

   Weighted average number of common shares outstanding         950,903    1,105,442   1,070,365

   Additional shares assuming conversion of:
     Stock options and warrants utilizing the modified
        treasury stock method                                    78,470      122,452      90,982
                                                             ----------   ----------  ----------

   Number of common and common equivalent shares              1,029,373    1,227,894   1,161,347
                                                             ==========   ==========  ==========
   Earnings per common and common equivalent share
     from continuing operations                                    $.43         $.43        $.64
                                                                   ====         ====        ====



   Fully diluted earnings per common and common equivalent share were the same.

               BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MAY 31, 1997, 1996 AND 1995



NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

   The amounts at which cash, accounts receivable, short-term notes receivable, due from related parties, accounts payable and other current liabilities are presented in the balance sheets approximate their fair value due to their short maturities. The following table presents the carrying amounts and fair values at May 31, 1997 and 1996 for long-term notes receivable and debt:

                                              1997                 1996
                                     --------------------  --------------------
                                      Carrying      Fair    Carrying      Fair
                                       Amount      Value     Amount      Value
                                     ---------  ---------  ---------  ---------

         Long-term notes receivable  $ 451,000  $ 442,000  $ 135,000  $ 129,000
                                     =========  =========  =========  =========

         Long-term debt              $ 499,000  $ 526,000  $ 541,000  $ 570,000
                                     =========  =========  =========  =========


   The fair value of long-term notes receivable and debt has been determined based on discounted cash flow using a market rate of interest at the balance sheet date as applicable to comparable notes and debt.


NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           1st           2nd           3rd             4th
                                       ---------      ---------      ---------      ---------
1997
----

Revenues                               $ 649,981      $ 687,556      $ 649,042      $ 761,216
Income from continuing operations
   before income taxes                   264,999        248,111        146,257         92,951
Income taxes                             106,000         99,000         43,368         62,800
Income from continuing operations        158,999        149,111        102,889         30,151
Income (loss) from discontinued
   operations                            (10,241)        28,204            (21)         2,000
Net income                               148,758        177,315        102,868         32,151

Net earnings per common and common
  equivalent share:
      Continuing operations            $     .16      $     .15      $     .10      $     .03
      Discontinued operations               (.01)           .03             --             --
                                       ---------      ---------      ---------      ---------
Total                                  $     .15      $     .18      $     .10      $     .03
                                       =========      =========      =========      =========


Market price per share:
   High                                $    2.87      $    2.44      $    2.75      $    2.50
   Low                                      2.43           2.44           2.25           2.25

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1997, 1996 AND 1995





NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)


                                           1st           2nd           3rd             4th
                                       ---------      ---------      ---------      ---------
1996
----
Revenues                               $ 583,937      $ 597,046      $ 562,246      $ 601,210
Income from continuing operations
   before income taxes                   222,901        212,146        215,409        191,312
Income taxes                              85,000         71,000         81,796         90,528
Income from continuing operations        137,901        141,146        133,613        100,784
Income (loss) from discontinued
   operations                            (10,131)       (35,360)        61,771          3,716
Net income                               127,770        105,786        195,384        104,500

Net earnings per common and common
  equivalent share:
      Continuing operations            $     .11      $     .12      $     .11      $     .09
      Discontinued operations               (.01)          (.03)           .05             --
                                       ---------      ---------      ---------      ---------
Total                                  $     .10      $     .09      $     .16      $     .09
                                       =========      =========      =========      =========

Market price per share:
   High                                $    2.56      $    2.53      $    2.87      $    2.56
   Low                                      2.43           2.43           2.43           2.43

There were no dividends for either year.



Item 9.   Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------
                                        NONE

Item 10.  Directors and Executive Officers of the  Registrant
-------------------------------------------------------------

     The executive officers and Directors of the Company are as follows:

Name                         Age    Position
----                         ---    --------

Jerold P. Weinger            52     President, Chief Executive
                                    Officer, Treasurer and Director

Jeffrey G. Klein             42     Secretary and Director

Jeffrey Schachter            47     Director

Gregg Weiss                  40     Director


      Jerold P. Weinger was elected as a director of the Company in May of 1989 and currently serves as the Company's President, Chief Executive Officer, Treasurer and Chairman of the Board. In September 1991, 266 Washington Associates, a New York real estate general partnership in which Mr. Weinger serves as one of the general partners, filed a voluntary petition in bankruptcy with the United States Bankruptcy Court for the eastern district of New York. This action was subsequently dismissed. Since March 1992, Mr. Weinger has served as the vice president and director of several different privately held companies which operate Bernard Haldane licensed offices. Since November 1991, Mr. Weinger has also served as the Chairman of the Board of Lauren & Associates, a New York based entity engaged as a temporary employment agency. Since 1994, Mr. Weinger served as Chairman of the Board of Prime Time Staffing, Inc., a New York based company engaged in information technology and consulting. Since June 1987, Mr. Weinger has served as vice president of STAT Staffing Inc., a New Jersey corporation which provides temporary nursing care to institutions. From February 1987 until June 1989, Mr. Weinger has served as the Vice President, Secretary and Director of Euromed, Inc., a New Jersey based company. During this time he also served as Vice President of Euromed's wholly-owned operating subsidiary, C.M.S. Europe Limited, which distributed medical products in Europe. From 1984 until December 31, 1987, Mr. Weinger was associated with Brooks Weinger Robbins & Leeds Inc. ("Brooks"), formerly a registered broker-dealer, and from January 1987 until January 1988, served as Chief Executive Officer of such firm.

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

     On January 4, 1989, the District Business Conduct Committee for District No. 12 of the National Association of Securities Dealers, Inc. ("NASD") filed a complaint (No. NY-7010) before the NASD against Jerold P. Weinger et al. The Complaint alleges that Mr. Weinger, while associated with Brooks Weinger violated Article III, Section 1 of the NASD's Rules of Fair Practice by his failure to become registered as a general securities principal (notwithstanding that he was registered as a financial and operations principal at such time), despite his alleged active engagement in the management of the firm's investment banking and securities business. Without admitting or denying any of the allegations contained in the Complaint, Mr. Weinger has agreed to the entry of an order requiring Weinger take and pass the Series 24 General Securities Principal examination prior to applying for association with any NASD member and, that Mr. Weinger is suspended in all capacities from association with any NASD member for a period of ninety (90) days which period has since expired.

      Mr. Weinger received a B.B.A. from Pace University and a M.S. from Brooklyn College.

      Jeffrey G. Klein, has served as Secretary and a Director of the Company since its inception. Mr. Klein is a practicing attorney in Boca Raton, Florida. From 1986-1989, Mr. Klein served as president and a Director of Unity Publishers Corp., a publisher of financial newsletters. During this time, Unity was giving away shares of stock in publicly held companies as a gift for subscribing to its newsletter. Some states and the Securities and Exchange Commission have deemed this to be a prohibited transaction and in those states, the newsletter and Mr. Klein are subject to Cease and Desist Orders in reference to the distribution of the stock as a gift for subscribing to the newsletter. Unity was named as a Defendant in an action brought by the Securities and Exchange Commission and is a signator to a Final Judgment of Permanent Injunction. From 1986 through 1988, Mr. Klein also served as Secretary and Director of Capital Investment Development Corp., a company which went public pursuant to a "Blind Pool" offering. From January 1985 through 1986, Mr. Klein served as in-house counsel to First Commonwealth Financial Corp., InfoData, Inc. and Newsletter Management Corp., all of which were located in Boca Raton, Florida. From 1983 through 1985, Mr. Klein was affiliated with the law offices of Gerald Beyer, Esq., Fort Lauderdale, Florida, and during 1983, Mr. Klein was employed by Arthur Andersen & Co., Fort Lauderdale, Florida. Prior thereto, Mr. Klein was a practicing attorney in Pittsburgh, Pennsylvania. Mr. Klein received his J.D. and M.B.A. degrees from the University of Pittsburgh and a B.A. from Boston University.
                                         19

      Jeffrey Schachter, was elected a director of the Company in April, 1997. Since 1976 he has served as the president of Silver Enterprises Refining, Inc., a Cliffwood, New Jersey based company involved in the commercial extraction of silver from photographic film. Mr. Schachter holds a Bachelor's degree from Lehman College in the Bronx, new York.

      Gregg Weiss, was elected a director of the Company in April 1997, Mr. Weiss is an attorney practicing in New York City concentrating in the areas of taxation, trusts and estate planning. In 1991 Mr. Weiss founded the firm of Gardner & Weiss. Prior thereto, Mr. Weiss was associated with several different law firms and from 1981 -1984 Mr. Weiss worked for the Internal Revenue Service at the Office of Chief Counsel. Mr. Weiss received an L.L.M. in Taxation from New York University, a J.D. degree from Hofstra University and a B.S. in Accounting from State University of New York at Albany.

      Directors of the Company hold their offices until the next annual meeting of the Company's stockholders and until their successors have been duly elected and qualified or until their earlier resignation, removal from office or death. There are no committees of the Board of Directors.

     Officers of the Company serve at the pleasure of the Board of Directors.

ITEM 11.  Executive Compensation
--------------------------------

       Mr. Weinger, the Company's President, oversees the Bernard Haldane operations and in consideration thereof, receives annual compensation of $200,000 and devotes his full time to the operations of the Company. The Company has established a Simplified Employee Benefit Plan, (the "Plan"). During the past year Mr. Weinger received $15,000 pursuant to this Plan. The terms and conditions of Mr. Weinger's employment are reviewed annually by the Board of Directors.

      Mr. Klein has received compensation from the Company of approximately $44,000 for legal services rendered. Mr. Weiss and Mr. Schachter will receive $2,000 per month in consideration for their services on the Board of Directors and acting as consultants to the Company. Payment will be made for a period of five months.

      The following table sets forth the compensation of the company's two (2) officers for the last three (3) fiscal years:

                               ANNUAL COMPENSATION


NAME
AND PRINCIPAL                        ANNUAL                  LONG TERM
POSITION                      YEAR  COMPENSATION            COMPENSATION
--------------------------------------------------------------------------------


JEROLD WEINGER,
PRESIDENT               1997        $215,000    (1)               (2)
                        1996        $222,500    (1)               (2)
                        1995        $202,105    (1)               (2)




JEFFREY KLEIN
SECRETARY               1997        $ 44,000                       (2)
                        1996        $ 40,000                       (2)
                        1995        $ 37,500                       (2)


(1) Includes $35,250, $22,500 and $15,000 pursuant to the Company's Simplified Employee Benefit Plan in 1995, 1996 and 1997


(2) During the year ended May 31, 1997, Mr. Weinger and Mr. Klein were granted options to purchase 25,000 and 5,000 shares of the Company's common stock at an exercise price of $2.50 per share. During the year ended May 31, 1996, Mr. Weinger and Mr. Klein were granted options to purchase 25,000 and 5,000 shares of the Company's common stock at an exercise price of $2.50 per share. During the year ended May 31, 1995, Mr. Weinger and Mr. Klein were granted options to purchase 25,000 and 7,500 shares of the Company's common stock at an exercise price of $2.50 per share.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The following table sets forth certain information regarding the Company's Common Stock beneficially owned on July 31, 1997 (i) by each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock,
(ii) by each of the Company's Directors, and (iii) by all executive officers and Directors as a group.*

Renee Nadel                              270,000           28.44%(4)
7885 Ayr Court
Boca Raton, Florida
33496

Jeffrey G. Klein (3)                       5,000           Less than 1%
23123 State Road 7, Suite 350B
Suite 350B
Boca Raton, Florida  33428

Lilli Weinger                            287,750           30.31%(4)
4 Woodgreen Place
Rockville Center, NY 11570

Jerold P. Weinger (1)(2)(3)              132,520           13.96%(4)
192 Lexington
15th Floor
New York, New York  10016

All executive officers
and Directors as a
Group (2 persons) (2)(3)                 137,520           14.46%(4)
____________________________
    *As of June 30, 1997

(1) Does not give effect to shares of stock owned by the children of Mr. Weinger whose ownership he disclaims.

(2) Does not give effect to those shares owned by Lilli Weinger, the spouse of Jerold Weinger.

(3) Does not give effect to shares of stock issuable to Mr. Weinger and Mr. Klein upon exercise of stock options. (See Certain Transactions). Mr. Weinger has been granted options to purchase a total of 120,000 shares of stock. Mr. Klein has been granted the options to purchase a total of 22,500 shares of the Company's common stock. Assuming exercise of the foregoing options, the respective share of ownership would be 26.60% for Mr. Weinger and would be 2.90% for Mr. Klein.

(4)   Does not take into account 199,500 shares of treasury stock.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The Company was incorporated under the laws of the state of Florida on July 22, 1986, and shortly thereafter Joel S. Nadel, Bruce E. Mates and Jeffrey

G. Klein subscribed for 275,000, 275,000 and 7,500 shares of the Company's Common Stock, respectively, for an aggregate consideration of $22,500 or $.0001 per share. (After giving affect to a 100:1 reverse stock split and a subsequent 4:1 reverse stock split). On or about September 1989, Bruce Mates sold his 276,250 shares to Lilli Weinger pursuant to a private sale of the Company's stock. Subsequent thereto, Mrs. Weinger gifted 5,000 shares of the Company's stock to an unaffiliated third party. Lilli Weinger is the wife of Jerold Weinger. On or about September 1990, Mr. Nadel gifted his 270,000 shares of stock in the Company to Renee Nadel, his wife.

      During the years ended May 31, 1996 and May 31, 1997 pursuant to a resolution of the Board of Directors, the Company redeemed from the shareholders, a total of 179,500 and 20,000 shares respectively of the Company's common stock at an average cost of between $2.49 and $2.75 per share, including 5,000 shares of common stock owned by Jeffrey Klein.

      During the Company's last fiscal year, a majority of the Company's shareholders pursuant to a recommendation of the Board of Director granted Mr. Weinger and Mr. Klein options to purchase 25,000 and 5,000 shares of common stock of the Company at an exercise price of $2.50 per share. Options to purchase 25,000 shares of common stock at an exercise price of $2.50 per share was granted to Windsor Consulting Inc., a key consultant, and options to purchase 5,000 shares of common stock at a price of $2.50 per share was granted to Donna Quartiero, a key employee.

      On May 31, 1996, a majority of the Company's shareholders pursuant to a recommendation of the Company's Board of Directors, granted the Company's two officers, Mr. Weinger and Mr. Klein, options to purchase 25,000 shares, and 5,000 shares respectively, of the Company's common stock at an exercise price of $2.50 per share. The Company also granted options for 25,000 shares of the Company's common stock to Windsor Consulting Inc., and 5,000 shares of common stock to Donna Quartiero. The options were granted to the foregoing at an exercise price of $2.50 per share. The exercise price represented the average between the low and high bid for the Company's common stock on May 31, 1996.

      On May 31, 1995, a majority of the Company's shareholders pursuant to a recommendation of the Board of Directors, granted to the Company's officers, including Joel Nadel, the Company's former president, and Donna Quartiero, options to purchase shares of the Company's common stock at an exercise price of $2.50 per share. The exercise represented the average between the low and high bid for the Company's common stock on May 31, 1995. A total of 25,000 options were granted to both Mr. Nadel and Mr. Weinger, and 7,500 options were granted to Mr. Klein and Ms. Quartiero. The options are issuable for a period of ten years from the date of issuance.

      On September 3, 1993, the Company's Shareholders pursuant to a recommendation of the Board of Directors, granted to the company's officers and Donna Quartiero, a key employee, options to purchase shares of the Company's common stock at any exercise price of $1.75. The exercise price represented the average between the low and high bid for the Company's common stock on September 3, 1993 the date of issuance. A total of 20,000 options were granted to Mr. Nadel and Mr. Weinger and 5,000 options were issued to Mr. Klein and Ms. Quartierro. The options are exercisable for a period of ten years from the date of issuance. Previous thereto on December 18, 1990, Messieurs Nadel, Weinger and Klein were issued options the purchase 25,000, 25,000 and 5,000 shares respectively at an exercise price of $.25 per share. Also on December 18, 1990, options to purchase 5,000 shares of the Company's common stock at an exercise price of $.25 per share were issued to Donna Quartiero and Phillip Nadel.

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


Item 14.  Exhibits, Financial Statements Schedule and Reports on Form 8-K
-------------------------------------------------------------------------

      (a)   Documents filed as part of this report

            (1)   Financial Statements.

                  Reports of Independent Certified Public Accountants.

                  Comparative Consolidated Balance Sheets - as of May 31, 1997 and May 31, 1996.

                  Comparative Consolidated Statements of Operations for the years ended May 31, 1997, 1996 and 1995.

                  Comparative    Consolidated    Statements    of   Changes   in
                  Stockholders' Equity for the years ended May 31, 1997, 1996 and 1995.

                  Comparative Consolidated Statements of Cash Flows for the Years ended May 31, 1997, 1996 and 1995.

                  Notes to Financial Statements.



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

                                               INCORPORATED
EXHIBIT #  DESCRIPTION                         BY REFERENCE TO
---------  -----------                         ---------------


3(a)       -Certificate of Incorporation*      Exhibit 3(a) filed as part of the
                                               Company's Registration Statement
                                               on Form S -18 ,File No. 000-18097

 (b)        -By-Laws*                          Exhibit 3(b) filed as part of the
                                               Company's Registration Statement
                                               on Form S-18, File No. 000-18097.

4(a)       -Form of certificate                Exhibit 4(a) filed as part of the
           evidencing shares of Common         Company's Registration Statement
           Stock.                              on Form S-18, File No. 000-18097.

 (b)       -Form of Class A Redeemable         Exhibit 4(b) filed as part of the
           Common Stock Purchase Warrant*      Company's Registration Statement
                                               on Form S-18, File No. 000-18097.

 (c)      -Form of Class B Redeemable          Exhibit 4(c) filed as part of the
           Common Stock Purchase Warrant*      Company's Registration Statement
                                               on Form S-18, File No. 000-18097,

 (d)       -Form of Class C Redeemable         Exhibit 4(d) filed as part of the
           Common Stock Purchase Warrant.*     Company's Registration Statement
                                               on Form S-18, File No. 000-18097.

 (e)       -Form of Warrant Agency             Exhibit 4(e) filed as part of the
           Agreement between Registrant        Company's Registration  Statement
           and American Stock Transfer Co.*    on Form S-18, File No. 000-18097.

 (f)       -Form of Warrant issued by          Exhibit 4(f) filed as part of the
           Registrant to Brooks, Weinger,      Company's  Registration Statement
           Robbins and Leeds Inc.*             on Form S-18, File No. 000-18097.

10(a)      -Letter of Intent between           Exhibit 10(e)  Annual  Report  on
           Registrant  and DRB,  Ltd.***       Form 10-K for the year ended  May
                                               31, 1989.

  (b)      -Stock Purchase Agreement           Exhibit 10(F)  Annual  Report  on
           between Career Service              Form 10-K for the year ended  May
           Management Corp. and D.R.B.         31, 1989.
           Ltd.****

  (C)     -Opinion Letter Issued by            Filed as an Exhibit herewith
           Laidlaw & CO.

22        -Subsidiaries of Registrant          Filed as an Exhibit herewith

27        -Financial Data Schedule             Filed as an Exhibit herewith
                                               (Electronic filing only)
      (c)   Reports on Form 8-K
            -------------------

            No report on Form 8-K was filed during the three month period ended May 31, 1997.

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

DATED: 9/17/97
      ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has ben signed below on those dates by the following persons on behalf of this Registrant in the capacities indicate.



By:/s/ Jerold Wienger
   --------------------------------
         JEROLD WEINGER
      PRESIDENT/TREASURER/DIRECTOR

DATED: 9/17/97
      ---------


 /s/ Jeffrey G. Klein
-----------------------------------
       JEFFREY G. KLEIN
      SECRETARY/DIRECTOR

DATED: 9/17/97
      ---------