Form 10QSB
period 1997-08-31
HALDANE BERNARD ASSOCIATES INC
filed 1997-10-17
CIK 801557

Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended   August 31, 1997
                                        -----------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 31, 1997
                                            ---------------

                 Class                         Outstanding at August 31, 1997
     -------------------------------           ------------------------------
     Common Stock, $.00001 Par Value                   1,148,865 shares

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES




                                      INDEX




                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION

           Consolidated Balance Sheets
            as of August 31, 1997 (Unaudited)
            and May 31, 1997                                           3  -  4

           Consolidated Statements of Income
            for the Three Months Ended
            August 31, 1997 and 1996 (Unaudited)                          5

           Consolidated Statements of Cash Flows
            for the Three Months Ended
            August 31, 1997 and 1996 (Unaudited)                          6

           Notes to Consolidated Financial Statements
            as of August 31, 1997                                         7

           Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                 8  -  9

PART II. OTHER INFORMATION AND SIGNATURES

           Signatures                                                     10

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                   AUGUST 31,     MAY 31,
                                                                     1997         1997*
                                                                  ----------   ----------
                                                                  (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                     $1,672,846   $1,698,099
    Short-term investments                                            56,026       55,426
    Accounts receivable - net of allowance for
       doubtful accounts of $330,000 and $290,000, respectively      421,637      419,470
    Notes receivable                                                 195,409      149,080
    Due from related parties                                          52,544       11,001
    Prepaid expenses and miscellaneous receivables                    66,597       60,158
    Deferred taxes                                                   162,000      145,000
                                                                  ----------   ----------

              Total current assets                                 2,627,059    2,538,234
                                                                  ----------   ----------

OTHER ASSETS:
    Licenses - net of accumulated amortization of
       $1,707,302 and $1,657,917, respectively                       815,226      864,611
    Equipment, fixtures and leasehold improvements -
       net of accumulated depreciation of $32,789
       and $28,871, respectively                                      51,626       50,831
    Security deposits and other                                       79,103       79,103
    Notes receivable                                                 434,167      451,309
                                                                  ----------   ----------

              Total other assets                                   1,380,122    1,445,854
                                                                  ----------   ----------

TOTAL ASSETS                                                      $4,007,181   $3,984,088
                                                                  ==========   ==========


*The  consolidated  balance  sheet at May 31, 1997 is derived from the audited  financial statements of that date.















                    BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS


                           LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 AUGUST 31,      MAY 31,
                                                                   1997           1997*
                                                                ----------     ----------
                                                                (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt                        $  248,016     $  235,240
    Accounts payable                                               117,355        207,316
    Accrued expenses and other current liabilities                  23,513          8,147
    Income taxes payable                                            87,433        141,510
                                                                ----------     ----------

           Total current liabilities                               476,317        592,213
                                                                ----------     ----------

OTHER LIABILITIES:
    Long-term debt                                                 481,803        498,839
    Deferred rent payable                                           13,679         13,679
                                                                ----------     ----------

                                                                   495,482        512,518

           Total liabilities                                       971,799      1,104,731
                                                                ----------     ----------

STOCKHOLDERS' EQUITY:
    Common stock ($.00001 par value; 950,000,000
       shares authorized, 1,148,865 shares issued
       and outstanding)                                                 12             12
    Additional paid-in capital                                   2,761,727      2,761,727
    Retained earnings                                              780,081        624,056
                                                                ----------     ----------
                                                                 3,541,820      3,385,795

    Less: Treasury stock (199,500 shares at cost)                  506,438        506,438
                                                                ----------     ----------

           Total stockholders' equity                            3,035,382      2,879,357
                                                                ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $4,007,181     $3,984,088
                                                                ==========     ==========


*The  consolidated  balance  sheet at May 31, 1997 is derived from the audited  financial statements of that date.

                    BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF INCOME
                                       (UNAUDITED)
                                                       FOR THE THREE MONTHS
                                                          ENDED AUGUST 31,
                                                  -----------------------------
                                                      1997              1996
                                                  -----------       -----------

REVENUES:
    Royalty income                                $   703,535       $   582,175
    Interest, dividends and other income               53,372            24,088
    Sub-license income                                 41,721            43,718
                                                  -----------       -----------

         Total revenues                               798,628           649,981
                                                  -----------       -----------

EXPENSES:
    Payroll and related costs                         145,389            84,810
    Other general and administrative                  323,390           235,528
    Amortization                                       49,385            49,385
    Interest                                           14,439            15,259
                                                  -----------       -----------

         Total expenses                               532,603           384,982
                                                  -----------       -----------

INCOME BEFORE PROVISION FOR INCOME TAXES              266,025           264,999

PROVISION FOR INCOME TAXES                            110,000           106,000
                                                  -----------       -----------

INCOME FROM CONTINUING OPERATIONS                     156,025           158,999

DISCONTINUED OPERATIONS:
    Loss from operations of travel agency
      to be disposed of                                  --              10,241
                                                  -----------       -----------

NET INCOME                                        $   156,025       $   148,758
                                                  ===========       ===========

NET EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE:
       Continuing operations                      $       .15       $       .16
       Discontinued operations                           --                (.01)
                                                  -----------       -----------
                                                  $       .15       $       .15
                                                  ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
    COMMON EQUIVALENT SHARES                        1,054,365         1,022,222
                                                  ===========       ===========

DIVIDENDS                                                None              None
                                                         ====              ====

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  FOR THE THREE MONTHS
                                                                    ENDED AUGUST 31,
                                                              --------------------------
                                                                  1997          1996
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $   156,025    $   148,758
   Loss from discontinued operations                                 --           10,241
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Expenses (income) not requiring the use of cash:
         Provision for losses on accounts receivable               40,000         30,000
         Depreciation                                               3,918            537
         Amortization of licenses                                  49,385         49,385
         Interest expense - imputed                                10,440         11,261
         Interest income - imputed                                 (5,038)          (550)
         Deferred income taxes                                    (17,000)       (12,000)
         Changes in assets and liabilities:
           Accounts receivable                                    (42,167)         7,798
           Prepaid expenses                                        (6,439)        (5,447)
           Cash overdraft                                            --          (18,044)
           Accounts payable and other current liabilities         (74,595)        34,108
           Income taxes payable                                   (54,077)        25,000
           Net assets of discontinued operations                     --          185,697
                                                              -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          60,452        466,744
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                               (600)          (570)
   Decrease in due from related parties                           (41,543)       (67,596)
   Acquisition of fixed assets                                     (4,713)          --
   Addition to notes receivable                                   (65,472)       (17,718)
   Payments of notes receivable                                    41,323          8,666
                                                              -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                             (71,005)       (77,218)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt                                     (14,700)       (28,000)
   Repurchase of common stock                                        --          (55,115)
                                                              -----------    -----------

NET CASH USED IN FINANCING ACTIVITIES                             (14,700)       (83,115)
                                                              -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           (25,253)       306,411

CASH AND CASH EQUIVALENTS - beginning                           1,698,099      1,615,073
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS - ending
   (includes cash of discontinued operations of
   $-0- and $249,654, respectively)                           $ 1,672,846    $ 1,921,484
                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                 $    14,439    $    15,260
     Income taxes                                                 176,500        101,000

                                           -6-

               BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 31, 1997
                                   (UNAUDITED)


The accompanying interim consolidated financial statements are unaudited and include the accounts of Bernard Haldane Associates, Inc. ("Haldane") and its subsidiaries.


NOTE 1

   In the opinion of management, the accompanying interim consolidated financial statements contain all material and significant adjusting and eliminating entries consisting only of normal recurring adjustments and eliminations necessary to present fairly the financial condition as of August 31, 1997 and the results of operations and cash flows for the three months ended August 31, 1997. The results of operations for the three month period ended August 31, 1997 are not necessarily indicative of the results of operations for the year ended May 31, 1998.


NOTE 2

   The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," to record income taxes.

   The component of the deferred tax asset is the allowance for doubtful accounts.


NOTE 3

   For the three months ended August 31, the calculation of net earnings per share is based on the modified treasury stock method.


NOTE 4

   On May 31, 1996, the Company adopted a plan to terminate its travel agency operations which ceased in February 1997. The operating results of the travel agency segment for the three months ended August 31, 1996 are shown separately in the accompanying consolidated income statement. Net revenues of the travel agency segment for the three months ended August 31, 1996 amounted to $2,838, and are not included in consolidated revenues.


NOTE 5

   Haldane has hired a financial advisory company and attorneys to evaluate the possibility of going private in the future. Haldane's president and the former president's spouse have offered to purchase the shares of common stock owned by the public investors at $3 per share, which is the valuation made by the financial advisory company in its fairness opinion. The estimated number of shares to be purchased is less than 300,000 shares or $900,000.

                        BERNARD HALDANE ASSOCIATES, INC.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THREE MONTHS ENDED AUGUST 31, 1997 VS. THREE MONTHS ENDED AUGUST 31, 1996

      Royalty payments from licensee offices for the three month period ended August 31, 1997 totaled $703,535 as compared to $582,175 during the same period in the prior fiscal year. This represents an increase of nearly 21% in royalty revenue. The Company has recognized a total of $41,721 in revenues from the sale of territorial licenses as compared to $43,718 during the three month period ended August 31, 1996.

      Additional revenues for the quarter ended August 31, 1997 include $53,372 in interest income as compared to $24,088 during the three month period ended August 31, 1996. This significant increase in interest income is directly attributable to the Company's increasing cash position.

      Total revenues for the three months ended August 31, 1997 as compared to August 31, 1996 were $798,628 as compared to $649,981. This 22% increase in revenues is due primarily to an increase in the number of Haldane offices nationwide. Despite these gains, management does not anticipate revenues to continue to increase at this rate as Haldane offices have been opened in most major metropolitan areas throughout the country and overseas expansion has been considerably slower than anticipated.

      While total revenues increased by 22%, income before taxes increased only marginally, increasing from $264,999 to $266,025. Payroll and general and administrative costs increased from $320,338 to $468,779, an increase of 46%. Net income after taxes for the three months ended August 31, 1997 totaled $156,025 as compared to $148,758 for the three months ended August 31, 1996. Income per share of common stock remained constant at $.15.

      As the Haldane operations continue to grow, additional staff has been hired. Moreover, the Company has experienced larger than anticipated start-up costs as it attempts to launch First Career, a career consulting and management course targeted at graduating college seniors and recent college graduates. As a result of these costs and expenses, net income after tax increased by less than 5% from the same period ended August 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES


AUGUST 31, 1997 AS COMPARED TO MAY 31, 1997

      Total current assets as of August 31, 1997 were $2,627,059 as compared to $2,538,234; an increase of 3.5%. While the Company's cash holdings declined from $1,698,099 to $1,672,846, notes receivable increased from $149,080 to 195,409 and accounts receivable increased from $419,470 to $421,637,

      There has been only a marginal increase in the Company's total assets; increasing from $3,984,088 to $4,007,181.

      Total current liabilities declined 24%, declining from $592,213 to $476,317 while total liabilities declined from $1,104,731 to $971,799, an overall decline of 13.7%. This significant decline in the liabilities can be attributable to the decline in income taxes payable from $141,510 to $87,433 and the reduction in accounts payable from $207,316 to $117,355.

      Management believes that the Company has sufficient revenues to finance ongoing business activities including a proposed purchase at a cost of $3.00 per share of the Company's shares of stock owned by non management and nonaffilated shareholders.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Bernard Haldane Associates, Inc.




By: /s/ Jerold Wienger
   --------------------------------
   Jerold Weinger, President




DATED: October 15, 1997