Form 10QSB
period 1997-11-30
HALDANE BERNARD ASSOCIATES INC
filed 1998-01-15
CIK 801557

Securities and Exchange Commission
                         Washington  D.C.  20549

                              Form 10-QSB


[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended November 30, 1997

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
      ACT

          For the transition period from            to

               Commission file number       000-18097

                   BERNARD HALDANE ASSOCIATES, INC.
(Exact name of small business issuer as specified in its charter)

      Florida                                     59-2720407
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)

      192 Lexington Avenue, 15th Floor, New York, New York 10016
                (address of principal executive offices)

                           (212) 679-3360
                       (Issuer's telephone number)

                           Not Applicable
         (Former name, former address and former fiscal year,
                    if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No

                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 30, 1997

     Class                                  Outstanding at November 30, 1997
Common Stock, $.00001 Par Value                   1,148,865 shares

           BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES


                             INDEX




                                                                 PAGE

PART I.  FINANCIAL INFORMATION

          Consolidated Balance Sheets
          as of November 30, 1997 (Unaudited)
          and May 31, 1997                                       3 - 4

          Consolidated Statements of Income
          Unaudited) for the Three and Six Months Ended
          November 30, 1997 and 1996                               5

          Consolidated Statements of Cash Flows
          (Unaudited) for the Six Months Ended
          November 30, 1997 and 1996                             6 - 7

          Notes to Consolidated Financial Statements
          (Unaudited) as of November 30, 1997                    8 - 9

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                              10

PART II.     OTHER INFORMATION AND SIGNATURES

          Signatures                                              11

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             ASSETS


                                                        NOVEMBER 30,      MAY 31,
                                                          1997           1997*
                                                        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                           $ 2,033,595    $ 1,698,099
  Short-term investments                                   56,626        55,426
  Accounts receivable - net of allowance for
    doubtful accounts of $360,000 and $290,000,
    respectively                                          333,379        419,470
  Notes receivable                                        174,180        149,080
  Due from related parties                                  5,235         11,001
  Prepaid expenses and miscellaneous receivables           92,743         60,158
  Deferred taxes                                          174,000        145,000

          Total current assets                          2,869,758      2,538,234

OTHER ASSETS:
  Licenses - net of accumulated amortization of
    $1,756,688 and $1,657,917, respectively               765,840        864,611
  Equipment, fixtures and leasehold improvements
    - net of accumulated depreciation of $36,998
    and $28,871, respectively                              52,311         50,831
  Security deposits and other                              83,101         79,103
  Notes receivable                                        428,540        451,309

          Total other assets                            1,329,792      1,445,854

TOTAL ASSETS                                            $4,199,550    $3,984,088


* The balance sheet at May 31, 1997 is derived from the audited consolidated financial statements of that date.

             BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                                      NOVEMBER 30,     MAY 31,
                                                         1997            1997
                                                      (Unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term debt                $  249,943      $  235,240
  Accounts payable                                       104,118         207,316
  Accrued expenses and other current liabilities          64,200           8,147
  Income taxes payable                                   151,633         141,510
      Total current liabilities                          569,894         592,213

OTHER LIABILITIES:
  Long-term debt                                         468,266         498,839
  Deferred rent payable                                   13,679          13,679
                                                         481,945         512,518

     Total liabilities                                 1,051,839       1,104,731

STOCKHOLDERS' EQUITY:
  Common stock ($.00001 par value; 950,000,000
   shares authorized, 1,148,865 shares issued
   and outstanding)                                           12              12
  Additional paid-in capital                           2,761,727       2,761,727
  Retained earnings                                      892,410         624,056
                                                       3,654,149       3,385,795

  Less: Treasury stock (199,500 and 179,500
    shares at cost)                                      506,438         506,438

     Total stockholders' equity                        3,147,711       2,879,357

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $4,199,550      $3,984,088



* The balance sheet at May 31, 1997 is derived from the audited consolidated financial statements of that date.

              BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)




                                    SIX MONTHS ENDED        THREE MONTHS ENDED
                                      NOVEMBER 30,            NOVEMBER 30,
                                     1997        1996        1997        1996
                                               (Restated)              (Restated)
REVENUES:
  Royalty income                  $1,336,446  $1,197,333  $  632,911  $  615,158
  Consulting income                   15,059      -           15,059       -
  Interest, dividends and
    other income                      85,269      50,492      31,897      26,404
  Sub-license income                  80,154      89,712      38,433      45,994

      Total revenues               1,516,928   1,337,537     718,300     687,556

EXPENSES:
  Payroll and related costs          324,810     188,010     179,421     103,200
  Other general & administrative     609,295     507,127     285,905     271,599
  Amortization                        98,771      98,771      49,386      49,386
  Interest                            28,898      30,519      14,459      15,260

     Total expenses                1,061,774     824,427     529,171     439,445

INCOME BEFORE PROVISION FOR
 INCOME TAXES                        455,154     513,110     189,129     248,111

PROVISION FOR INCOME TAXES           186,800     205,000      76,800      99,000

INCOME FROM CONTINUING
  OPERATIONS                         268,354     308,110     112,329     149,111

DISCONTINUED OPERATIONS:
  Income from operations of
    travel agency to be
    disposed of (net of income
    taxes of $-0-,12,000, $-0-
    and $12,000, respectively)          -         17,963        -         28,204

NET INCOME                         $ 268,354   $ 326,073   $112,329     $177,315


NET EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:
  Continuing operations            $     .26   $     .30   $    .11     $    .15
  Discontinued operations               -            .02        -            .03
                                   $     .26   $     .32   $      .11   $    .18


WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES                          1,044,492    1,014,035   1,044,492   1,005,134

DIVIDENDS                           NONE          NONE        NONE       NONE

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                          SIX MONTHS ENDED
                                                           NOVEMBER 30,
                                                         1997           1996
                                                                     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $  268,354     $  326,073
  (Income) loss from discontinued operations               -            (17,963)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Expenses (income) not requiring the use of
      cash:
        Provision for losses on accounts and notes
        receivable                                        70,000         80,000
        Depreciation                                       8,127          1,574
        Amortization of licenses                          98,771         98,771
        Interest expense - imputed                        20,880         22,521
        Interest income - imputed                        (19,794)        (1,350)
        Deferred income taxes                            (29,000)       (24,000)
        Changes in assets and liabilities:
          Accounts receivable                             16,091        (77,203)
          Prepaid expenses                               (32,585)        (5,646)
          Cash overdraft                                     -          (18,044)
          Accounts payable and other
            current liabilities                          (47,145)        89,800
          Income taxes payable                            10,123         38,500
          Net liabilities of discontinued
            operations - net                                 -           (2,231)

NET CASH PROVIDED BY OPERATING ACTIVITIES                363,822        510,802

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                     (1,200)        (1,140)
  Increase in security deposits                           (3,998)           -
  (Increase) decrease in due from related
    parties                                                5,766        (32,752)
  Acquisition of fixed assets                             (9,607)        (5,801)
  Additions to notes receivable                          (79,903)      (533,507)
  Payments of notes receivable                            97,366        111,051
  Net assets of discontinued operations
    - net                                                   -             2,200

NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                               8,424       (459,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of debt                             (36,750)       (49,000)
  Repurchase of common stock                              -             (55,115)

NET CASH USED IN FINANCING ACTIVITIES                   (36,750)       (104,115)

NET CHANGE IN CASH AND CASH EQUIVALENTS                 335,496         (53,262)

CASH AND CASH EQUIVALENTS - beginning                 1,698,099       1,615,073

CASH AND CASH EQUIVALENTS - ending                   $2,033,595      $1,561,811

               BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (Unaudited)



                                                          SIX MONTHS ENDED
                                                           NOVEMBER 30,
                                                         1997           1996
                                                                     (Restated)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                          $   28,898     $    30,519
    Income taxes                                         205,800         210,500

                   BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

                                 NOVEMBER 30, 1997




The accompanying interim consolidated financial statements are unaudited and include the accounts of Bernard Haldane Associates, Inc. ("Haldane") and its subsidiaries.


NOTE 1

In the opinion of management, the accompanying interim consolidated financial statements contain all material and significant adjusting and eliminating entries consisting only of normal recurring adjustments and eliminations necessary to present fairly the financial condition as of November 30, 1997 and the results of operations and cash flows for the six months ended November 30, 1997. The results of operations for the six month period ended November 30, 1997 are not necessarily indicative of the results of operations for the year ending May 31, 1998.


NOTE 2

The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," to record income taxes.

The major temporary difference which gives rise to deferred taxes is the allowance for doubtful accounts.


NOTE 3

The calculation of earnings per share for the six and three months ended November 30, 1997 and 1996 is based on the modified treasury stock method.


NOTE 4

On May 31, 1996, the Company adopted a plan to terminate its travel agency operations. The operations were disposed of in December 1996. The operating results of the travel agency segment for the six and three months ended November 30, 1996 are shown separately in the accompanying consolidated income statement. Revenues of the travel agency segment, net of direct expenses, amounted to $67,027 and $64,189 for the six and three months ended November 30, 1996, respectively, and are not included in consolidated revenues.

              BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

                             NOVEMBER 30, 1997



NOTE 5

Haldane hired a financial advisory company and attorneys to evaluate the possibility of going private. Haldane's president and the former president's spouse have offered to purchase the shares of common stock owned by the public investors at $3 per share, which is the valuation made by the financial advisory company in its fairness opinion. The estimated number of shares to be purchased is approximately 205,000 shares or $615,000.

                     BERNARD HALDANE ASSOCIATES, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

SIX MONTHS ENDED NOVEMBER 30, 1997
VS.
SIX MONTHS ENDED NOVEMBER 30, 1996

  Royalty revenues from licensee offices for the six and three month periods ended November 30, 1997 as compared to November 30, 1996 increased from $1,197,333 and $615,148 to $1,336,446 and $632,911, an increase of approximately 11.6% and 2.9% respectively. The Company recognized a total of $80,154 and $38,433 in revenues from the sale of territorial licenses as compared to $89,712 and $45,994 in the prior periods. This overall decline of approximately 14% reflects the fact that the Haldane system has expanded into most major metropolitan areas throughout the United States and there are few areas left for expansion.

     Additional revenues for the six and three month period ended November 30, 1997 include $85,269 and $31,897 in interest and dividend income as compared to $50,492 and $26,404 for the six and three month period ended November 30, 1996. This significant increase in interest and dividend income is directly attributable to the Company's increasing cash position. The Company also recognized $15,059 in consulting revenues.

     Total revenues for the six and three months ended November 30, 1997 as compared to November 30, 1996 were $1,516,928 and $718,300 as compared to $1,337,537 and $687,556. This represents an increase of approximately 13% and 4.5% respectively. Management anticipates revenues remaining flat or only marginal increases in the future as Haldane offices have already been opened in most major metropolitan areas throughout the country and overseas expansion has been considerably slower than anticipated.

     While total revenues for the six and three month period ended November 30, 1997, net income decreased during both periods, declining from $326,073 and $177,315 to $268,354 and $112,329, a decline of approximately 21% and 32%. Income per share for the six month period ended November 30, 1997 declined from $.32 to $.26 as compared to 1996, a decline of 23%, and declined from $.18 to $.11 per share for the three months ended November 30, 1997 as compared to the three months ended November 30, 1996, a decline of 36%.

     As the Haldane operations continue to grow, additional staff has been hired. Payroll and related costs increased from $188,010 to $324, 810 and from $103,200 to $179,421 for the six and three month periods ended November
30,1997 as compared to November 30, 1996.   Overall, general and
administrative costs increased by over 15%, increasing from $507,127 to $609,295 for the six months ended November 30, 1997.

     Management is dissatisfied with the results of operations of its First Career subsidiary. Since inception, the Company has committed over $500,000 to launch a career consulting program directed at college students and recent college graduates. While management believes that the program is an excellent product, the Company has not been able to market the product successfully to date and has incurred significant losses which have had a significant adverse
impact on the overall operations of the Company.   As a result, the Company is
seeking other ways to market the product.


LIQUIDITY AND CAPITAL RESOURCES

NOVEMBER 1997 AS COMPARED TO MAY 31, 1997

     Total current assets as of November 30, 1997 were $2,869,758 as compared to $2,538,234; an increase of 13%. Cash holdings and short term investments increased from $1,753,525 to $2,090,221, an increase of 19%. A portion of this increase is attributable to the Company's ability to reduce by over 25% the outstanding accounts receivable from $419,470 to $333,379.

     The Company's total assets increased by 5.4%, increasing from $3,984,088 to $4,199,550.

     Total current liabilities declined nearly 4%, declining from $592,213 to $569,894 while total liabilities declined from $1,104,731 to $1,051,839 a decline of approximately 5%. This decline in the liabilities is primarily attributable to a decline of over $103,000 in accounts payable from $207,316 to $104,118.

     Total stockholders equity increased from $2,879,357 to $3,147,711 an increase of 9.3%.

     Management believes that the Company has sufficient revenues to finance ongoing business activities including a proposed purchase at a cost of $3.00 per share of the Company's shares of stock owned by non management and nonaffiliated shareholders.

                    BERNARD HALDANE ASSOCIATES, INC.


                               SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 or 15(d) OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THIS REGISTRANT IN THE CAPACITIES INDICATED.




BERNARD HALDANE ASSOCIATES, INC.
         (Registrant)


/s/Jerold Weinger                        DATED: January 14, 1998
JEROLD WEINGER, president/
treasurer/director




/s/Jeffrey G. Klein                      DATED: January 14, 1998
Jeffrey G. Klein, secretary/
director