Form 10QSB
period 1998-02-28
HALDANE BERNARD ASSOCIATES INC
filed 1998-04-17
CIK 801557

Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended February 28, 1998

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _________ to ________________

                        Commission file number 000-18097
                        --------------------------------

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

                                 (212) 679-3360
 -------------------------------------------------------------------------------
                          (Issuer's telephone number)

                                 Not Applicable
 -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 28, 1998

                  Class                       Outstanding at February 28, 1998
       -------------------------------        --------------------------------
       Common Stock, $.00001 Par Value                 1,148,865 shares

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES


                                     INDEX


                                                                    PAGE
                                                                    ----

PART I.    FINANCIAL INFORMATION

                Consolidated Balance Sheets
                  as of February 28, 1998 (Unaudited)
                  and May 31, 1997                                   3   -   4

                Consolidated Statements of Operations
                  (Unaudited) for the Three and Nine Months Ended
                  February 28, 1998 and 1997                         5

                Consolidated Statements of Cash Flows
                  (Unaudited) for the Nine Months Ended
                  February 28, 1998 and 1997                         6

                Notes to Consolidated Financial Statements
                  (Unaudited) as of February 28, 1998                7

                Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                         8

PART II.   OTHER INFORMATION AND SIGNATURES

                Signatures                                           9

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS



                                                                                   FEBRUARY 28,         MAY 31,
                                                                                      1998               1997*
                                                                                -----------------  -------------
                                                                                  (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                      $  1,973,924      $  1,698,099
   Short-term investments                                                              107,226            55,426
   Accounts receivable - net of allowance for doubtful
     accounts of $215,000 and $290,000, respectively                                   314,658           419,470
   Notes receivable                                                                    171,381           149,080
   Due from related parties                                                               -               11,001
   Prepaid expenses and miscellaneous receivables                                      124,490            60,158
   Deferred taxes                                                                      113,000           145,000
                                                                                  ------------      ------------

              Total current assets                                                   2,804,679         2,538,234
                                                                                  ------------      ------------

OTHER ASSETS:
   Licenses - net of accumulated amortization of
     $1,806,073 and $1,657,917, respectively                                           716,455           864,611
   Equipment, fixtures and leasehold improvements -
     net of accumulated depreciation of $41,207
     and $28,871, respectively                                                          48,102            50,831
   Security deposits and other                                                          83,100            79,103
   Notes receivable                                                                    407,361           451,309
                                                                                  ------------      ------------

              Total other assets                                                     1,255,018         1,445,854
                                                                                  ------------      ------------

TOTAL ASSETS                                                                      $  4,059,697      $  3,984,088
                                                                                  ============      ============



* The balance sheet at May 31, 1997 is derived from the audited consolidated financial statements of that date.


                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                 FEBRUARY 28,          MAY 31,
                                                                                     1998               1997*
                                                                                -----------------  -------------
                                                                                  (Unaudited)
CURRENT LIABILITIES:
   Current maturities of long-term debt                                           $    251,870      $    235,240
   Accounts payable                                                                    160,410           207,316
   Accrued expenses and other current liabilities                                       17,857             8,147
   Income taxes payable                                                                 41,155           141,510
   Due to related parties                                                               23,795              -
                                                                                  ------------      ------------

              Total current liabilities                                                495,087           592,213
                                                                                  ------------      ------------

OTHER LIABILITIES:
   Long-term debt                                                                      454,729           498,839
   Deferred rent payable                                                                13,679            13,679
                                                                                  ------------      ------------
                                                                                       468,408           512,518
                                                                                  ------------      ------------

              Total liabilities                                                        963,495         1,104,731
                                                                                  ------------      ------------

STOCKHOLDERS' EQUITY:
   Common stock ($.00001 par value; 950,000,000
     shares authorized, 1,148,865 shares issued and outstanding)                            12                12
   Additional paid-in capital                                                        2,761,727         2,761,727
   Retained earnings                                                                   840,901           624,056
                                                                                  ------------      ------------
                                                                                     3,602,640         3,385,795
   Less:  Treasury stock (199,500 shares at cost)                                      506,438           506,438
                                                                                  ------------      ------------

              Total stockholders' equity                                             3,096,202         2,879,357
                                                                                  ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  4,059,697      $  3,984,088
                                                                                  ============      ============




* The balance sheet at May 31, 1997 is derived from the audited consolidated financial statements of that date.


                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                   ------------------------------         -------------------------------
                                                   FEBRUARY 28,       FEBRUARY 28,        FEBRUARY 28,        FEBRUARY 28,
                                                       1998               1997                1998                1997
                                                   -----------        -----------         -----------         -----------
REVENUES:
    Royalty income                                 $  1,832,983        $  1,775,923         $  496,537          $ 578,590
    Consulting income                                    69,275                -                54,216               -
    Interest, dividends and other income                121,163              79,516             35,894             29,024
    Sub-license income                                   99,402             131,140             19,248             41,428
                                                   ------------        ------------         ----------          ---------

           Total revenues                             2,122,823           1,986,579            605,895            649,042
                                                   ------------        ------------         ----------          ---------

EXPENSES:
    Payroll and related costs                           486,284             313,004            161,474            124,994
    Other general and administrative                  1,084,608             820,273            475,313            313,146
    Amortization                                        148,156             148,156             49,385             49,385
    Interest                                             43,406              45,779             14,508             15,260
                                                   ------------        ------------         ----------          ---------

           Total expenses                             1,762,454           1,327,212            700,680            502,785
                                                   ------------        ------------         ----------          ---------

INCOME (LOSS) BEFORE PROVISION
    (CREDIT) FOR INCOME TAXES                           360,369             659,367            (94,785)           146,257

PROVISION (CREDIT) FOR INCOME TAXES                     143,524             248,368            (43,276)            43,368
                                                   ------------        ------------         ----------          ---------

INCOME (LOSS) FROM CONTINUING
    OPERATIONS                                          216,845             410,999            (51,509)           102,889

DISCONTINUED OPERATIONS:
    Income (loss) from operations of travel
       agency to be disposed of (net of
       income taxes of $-0-, $10,000,
       $-0-, and $10,000, respectively)                    -                 17,942               -                   (21)
                                                   ------------        ------------         ----------          ---------

NET INCOME (LOSS)                                  $    216,845        $    428,941         $  (51,509)         $ 102,868
                                                   ============        ============         ==========          =========

NET EARNINGS (LOSS) PER COMMON
    AND COMMON EQUIVALENT SHARE:
       Continuing operations                               $.21                $.40              $(.05)              $.10
       Discontinued operations                             -                    .02                -                  -
                                                        -------               -----           --------               ----
                                                           $.21                $.42              $(.05)              $.10
                                                        =======               =====           ========               ====

WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON
    EQUIVALENT SHARES                                 1,047,783           1,014,347          1,044,492          1,014,686
                                                      =========           =========          =========          =========

DIVIDENDS                                                  NONE                NONE               NONE               NONE
                                                           ====                ====               ====               ====




                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     NINE MONTHS ENDED
                                                                            -----------------------------------
                                                                               FEBRUARY 28,       FEBRUARY 28,
                                                                                1998                  1997
                                                                            --------------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $     216,845        $     428,941
    Income from discontinued operations                                              -                 (17,942)
    Adjustments to reconcile net income to net cash provided by operating activities:
        Expenses (income) not requiring the use of cash:
           Provision for losses on accounts and notes receivable                  206,929              120,000
           Depreciation                                                            12,336                3,928
           Amortization of licenses                                               148,156              148,156
           Interest expense - imputed                                              31,320               33,782
           Interest income - imputed                                              (28,690)              (5,458)
           Deferred income taxes                                                   32,000              (35,000)
        Changes in assets and liabilities:
           Accounts receivable                                                    (64,741)            (149,526)
           Prepaid expenses and miscellaneous receivables                         (64,332)             (18,600)
           Cash overdraft                                                            -                 (10,898)
           Accounts payable and other current liabilities                         (37,196)             167,624
           Income taxes payable                                                  (100,355)              40,128
           Net assets of discontinued operations - net                               -                  (3,580)
                                                                            -------------        -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                         352,272              701,555
                                                                            -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments                                           (51,800)              (1,710)
    Increase in security deposits                                                  (3,997)                -
    Decrease in due from related parties                                           34,796                1,199
    Acquisition of fixed assets                                                    (9,607)             (18,360)
    Additions to notes receivable                                                (104,465)            (580,935)
    Payments of notes receivable                                                  117,426              128,475
    Net assets of discontinued operations - net                                      -                   2,200
                                                                            -------------        -------------

NET CASH USED IN INVESTING ACTIVITIES                                             (17,647)            (469,131)
                                                                            -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of debt                                                    (58,800)             (70,000)
    Repurchase of common stock                                                       -                 (55,115)
                                                                            -------------        -------------

NET CASH USED IN FINANCING ACTIVITIES                                             (58,800)            (125,115)
                                                                            -------------        -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           275,825              107,309

CASH AND CASH EQUIVALENTS - beginning                                           1,698,099            1,615,073
                                                                            -------------        -------------

CASH AND CASH EQUIVALENTS - ending (includes cash
    of discontinued operations of $-0- and $49,292, respectively)           $   1,973,924        $   1,722,382
                                                                            =============        =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                              $      45,406        $      45,779
      Income taxes                                                                207,302              263,413

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                FEBRUARY 28, 1998





The accompanying interim consolidated financial statements are unaudited and include the accounts of Bernard Haldane Associates, Inc. ("Haldane") and its subsidiaries.



NOTE 1

     In the opinion of management, the accompanying interim consolidated financial statements contain all material and significant adjusting and eliminating entries consisting only of normal recurring adjustments and eliminations necessary to present fairly the financial condition as of February 28, 1998 and the results of operations and cash flows for the nine months then ended. The results of operations for the nine month period ended February 28, 1998 are not necessarily indicative of the results of operations for the year ending May 31, 1998.


NOTE 2

     The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," to record income taxes.

     The major temporary difference which gives rise to deferred taxes is the allowance for doubtful accounts.


NOTE 3

     The calculation of earnings per share for the nine and three months ended February 28, 1998 and 1997 is based on the modified treasury stock method.


NOTE 4

     On May 31, 1996, the Company adopted a plan to terminate its travel agency operations. The operations were disposed of in December 1996. The operating results of the travel agency segment for the nine and three months ended February 28, 1997 are shown separately in the accompanying consolidated statement of operations. Revenues of the travel agency segment, net of direct expenses amounted to $67,027 and $-0- for the nine and three months ended February 28, 1997, respectively, and are not included in consolidated revenues.

                        BERNARD HALDANE ASSOCIATES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

NINE MONTHS ENDED FEBRUARY 28, 1998
VS.
SIX MONTHS ENDED FEBRUARY 28, 1998

         Royalty revenues from licensee offices for the nine month period ended February 28, 1998 as compared to February 28, 1997 increased from $1,775,923 to $1,832,983, an increase of approximately 3.2%. However revenues for the three month period ended February 28, 1998 as compared to February 28, 1997 declined from $649,042 to $605,895, a decline of approximately 7%. This decline in royalty revenues is primarily attributable to two factors:

         1. DRB LTD placed a licensee, owning four offices, in default and as a result, the Company took over operations of the offices. The Company will continue to own and operate these offices through wholly owned subsidiaries until such time as qualified licensees can be identified.

         2. A licensee owning six offices left the organization owing DRB approximately $150,000 in royalties and territorial fees. Management intends to file suit against this licensee and once a qualified licensee is identified, reopen the Haldnae offices in those markets.

         As a result of operating the four offices, Haldane recognized consulting fee revenues of $54,216 for the three months ended February 28, 1998. Interest and dividend income increased from $79,516 to $121,163 for the nine months ended February 28, 1998 and from $29,024 to $35,894 for the three months ended February 28, 1998.

             The Company recognized a total of $99,402 and $19,248 in revenues from the sale of territorial licenses as compared to $131,140 and $41,428 in the prior periods. This overall decline of approximately 24% reflects the fact that the Haldane system has expanded into most major metropolitan areas throughout the United States and except for reopening offices in those areas occupied by former licensees, there are few metropolitan areas available for expansion in the continental United States.

         Total revenues for the nine month period ended February 28, 1998 as compared to the same period in the prior year were $2,122,823 as compared to $1,986,579 an increase of nearly 7% However, total revenues for the three month period declined from $649,092 to $605,895, a decline of nearly 7%. This decline in revenues is attributable primarily to the problems experienced by the Company with two prior licensees.

         Net income for the nine month period ended February 28, 1998 was $360,369 as compared to $659,,367 for the same period in 1997 and for the three months ended February 28, 1998 the Company incurred a loss of $94,785 as compared to a gain of $145,257 for the prior period. This loss during the Company's most recent fiscal quarter is attributable primarily to an increase in general and administrative expenses from $820,273 to $1,084,608. Most of this increase can be attributable to costs incurred by the Company in operating Haldane offices in those territories where the licensee was in default and DRB assumed operational responsibilities for the offices. Income per share for the nine month period ended February 28, 1998 declined from $.40 to $.21 as compared to 1997, a decline of 50%, and declined from a profit of $.10 per share to a loss of $.05 per share for the three months ended February 28, 1998 as compared to the three months ended February 28, 1997, a decline of 150%.

         Management remains dissatisfied with the results of operations of First Career. Since inception, the Company has committed over $600,000 to launch a career consulting program directed at college students and recent college graduates. These expenditures have had a significant adverse impact on the overall operations of the Company. While management believes that the program is an excellent product, the Company has not been able to market the product successfully and has entered into a joint marketing agreement with Kaplan Education Centers to market and promote the program. Results to date have been inconclusive.

LIQUIDITY AND CAPITAL RESOURCES

FEBRUARY 28, 1998 AS COMPARED TO MAY 31, 1997

         Total current assets as of February 28, 1998 were $2,804,679 as compared to $2,538,234; an increase of 10%. Cash holdings and short term investments increased from $1,753,525 to $2,081,150, an increase of 18%. A portion of this increase is attributable to the Company's ability to reduce by 33% the outstanding accounts receivable from $419,470 to $314,658.

         The Company's total assets increased by 2%, increasing from $3,984,088 to $4,059,697.

         Total current liabilities declined nearly 20%, declining from $592,213 to $495,087 while total liabilities declined from $1,104,731 to $963,495 a decline of approximately 13%. This decline in the liabilities is almost exclusively attributable to a decline of approximately $100,000 in income taxes payable from $141,510 to $41,155.

         Total stockholders equity increased from $2,879,357 to $3,096,202 an increase of 7.5%.

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




BERNARD HALDANE ASSOCIATES, INC.
         (Registrant)


___________________________              DATED:_______________
JEROLD WEINGER, president/
treasurer/director




___________________________              DATED:_______________
Jeffrey G. Klein, secretary/
director