Form 10KSB
period 1998-05-31
HALDANE BERNARD ASSOCIATES INC
filed 1998-09-09
CIK 801557

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        --------------------------------

                                   FORM 10K-SB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                            Commission file
May 31, 1998                                              number
                                                        000-18097

                        BERNARD HALDANE ASSOCIATES, INC.
                        --------------------------------
             (Exact name of Registrant as specified in its charter)

                          QUANTUM VENTURES GROUP, INC.
                          ----------------------------
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

     COMMON                                              NONE

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

                                                        YES   X     NO
                                                            ----       ----

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant is approximately $1,105,737* (as of July 27, 1998.)

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

                                               YES        NO        N/A   X
                                                   ----      ----       ----

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

                           FILL IN BELOW

         Indicate the number of shares outstanding of each of this Registrant's classes of common stock, as of the latest practical date: 1,148,865 shares of common stock issued and outstanding as of May 31, 1998. (Includes 199,500 treasury shares.)


                       DOCUMENTS INCORPORATED BY REFERENCE

         Company's Registration Statement filed on Form S-18, File No.
000-18097.

         Annual Report on Form 10-K for the year ended May 31, 1993.

         Annual Report on Form 10-K for the year ended May 31, 1989.


         *Based upon the closing bid price of $2.4375 on July 28, 1998 as reported by NASDAQ.

Item 1.  Business
-----------------

         (a)      General Development of Business
                  -------------------------------

         Bernard Haldane Associates, Inc. (the "Company") f/k/a Quantum Ventures Group, Inc. owns the worldwide licensing rights to the Bernard Haldane name and system of career management. The Bernard Haldane organization operates through sublicensee offices in the United States, Canada and the United Kingdom, offering career management, out-placement and job search services under the Bernard Haldane name. Today there are 77 Bernard Haldane offices operating throughout the world.

         During the Company's last fiscal year, nine new licensee offices were opened. Management intends to open additional licensee offices, and where applicable, offer franchise offices. During this past year the Company advised a sublicensee that it was in default under the terms and conditions of the sublicense agreement and as a result the sublicensee agreed to terminate the sublicense agreement. Concurrently therewith, the Company, through two wholly owned subsidiaries, assumed operations of the four offices formerly operated by the sublicensee. The Company has since transferred one of these offices to an existing sublicensee. Until such time as a new sublicensee is identified, the Company will continue to operate the remaining three offices, service existing clients and honor client refund requests.

         Also during this past year a sublicensee owning a total of six offices in Texas and California left the organization in violation of the sublicensee agreement. The Company has initiated legal proceedings against this former sublicensee.

         Management does not anticipate opening any other company owned Haldane offices at this time. During the past year, the Company opened its second overseas licensed office in the United Kingdom and the Company intends to explore overseas expansion opportunities.

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

Bernard Haldane operations generated royalty revenues of $2,411,659 and generated income before taxes of $275,605, for the Company's last fiscal year.

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

         In September 1989, Career Services Management Corp., now a 100% owned subsidiary of the Company acquired all of the issued and outstanding shares of stock of DRB for $1.25 million payable, $1 million at closing and $250,000 pursuant to a promissory note payable to Dan Bruce which provided for payment of principal and interest at the rate of eight percent (8%) per annum. The principal balance on the note was to be amortized over a period of ten years with the entire unpaid principal balance due in 1992. Mr. Bruce has subsequently extended this note and during the fiscal year ended May 31, 1998, the obligation was paid in full.

         DRB remains obligated to make monthly payments of $7,000 per month until July 2006 to B+E Partnership. These payments are also subject to an annual cost of living adjustment. At the time of acquisition of DRB Ltd. these payments were being made by DRB Ltd. to Career Productivity Inc., whose owner was Dr. Bernard Haldane. Subsequent thereto, Career Productivity Inc. sold this obligation due from DRB to B+E Partnership. One of the partners of B+E Partnership is Dan Bruce, the previous owner of DRB Ltd. The obligation of DRB to pay B+E Partnership is secured by the Haldane license. Should DRB default on its obligation, DRB would forfeit all rights to the use of the Haldane name and system of career management. Mr. Bruce is not involved in DRB's or the Company's operations.

         As of May 31, 1998, there were 77 Bernard Haldane offices operating throughout the United States, Canada and in the United Kingdom. The Company currently operates three offices which were acquired as a result of the termination of a sublicensee agreement.(Four offices were originally acquired and one license has since been transferred to an existing sublicensee.) In addition, several of the Haldane offices are owned by entities in which Jerold Weinger, the Company's president and chief executive officer serves as either an officer, director or shareholder. Any Haldane office opened in a new territory is subject to payment of a licensing fee to DRB Ltd. at the prevailing licensing rate.

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

         Each office has the flexibility in the way it may conduct the System. However, the offices must comply with the overall System guidelines. Once the client has commenced the new employment and/or position, he/she enters into the follow-up phase of the program. A client should return to the Haldane office approximately 90 days after completion of the marketing phase so his career position can be assessed and to determine the client's attitudes and the way the client has progressed in to this new position. From this point the client can draw upon the System and support services when and if needed for the duration of the contract.

Client Fees

         A typical client pays fees set by the individual office in cash or based on a payment plan over a period of several months. Fees for the Haldane program typically cost from $3,500 to $9,500. Fees are payable upon commencement. Licensee offices may, at their discretion, accept installment payments. The Company does not provide the sublicensee with financing.

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

         The Company believes it has a good relationship with the independent sublicensees. The Company coordinates a national advertising program for the benefit of all offices in the BHA organization and through advertisements in such publications as the National Business Employment Weekly and The Wall Street Journal. The Company also provides initial and ongoing seminars for career advisors and consultants as well as two company newsletters. Some of the licensee offices utilize television and radio to supplement the present advertising.

         Jerold Weinger serves as the President, Chairman of the Board and Chief Executive Officer of the Company and oversees the Haldane operations.

Proposed Activities

         The continued success of the Bernard Haldane operations is largely dependent upon the number and success of local licensees. As a result, Haldane's strategy is to continue the growth of its current activities through selective expansion of licensee offices. During the Company's last fiscal year 9 new licensee offices were opened. A total of $179,556 in territorial licensing fees were generated from opening these offices. As the value of the Bernard Haldane name increases, Management hopes to open additional offices in new territories, especially in Europe, which will pay an initial licensing fee to DRB Ltd. in addition to the monthly royalty. While there can be no assurance that the Company will be able to identify prospective licensees who can launch the Haldane program in Europe, management remains optimistic that the Company will be able to open licensed offices in Europe and expand operations in the United Kingdom.

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

         Conceptually, the First Career program appeals to graduates, and their parents, who are frustrated in their search for meaningful career starts. First Career's program is designed to help clients:

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

         After testing the program for over six months, it was determined that the original fee level of $1,950 was unaffordable for prospects. As a result, a revised program costing $995 was developed. Financing through Marine Midland Bank was made available to prospects. Recently, First career entered into a joint venture agreement with Kaplan Educational Centers, a national college entrance test preparation group with 165 centers nationwide. The agreement provides for First Career and Kaplan share office/training space and telemarketing efforts. Joint facilities are currently open in Binghamton and Syracuse, New York.

First Career is also exploring the possibility of delivering an internet based program delivery system at a cost of $295 for the client.

         Despite an investment of over $500,000, First Career remains unprofitable. Management hopes that as operations with the Kaplan Educational Centers expand and the Company is able to refine its Internet delivery system, First Career will be able to operate profitably.


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

         The Company's marketing strategy is to promote its services in local markets primarily through print advertising. Some licensee offices have utilized radio and television advertising with varying degrees of success. DRB has prepared television commercials for use by the individual licensee offices and makes these commercials available at no charge. Advertising in The Wall Street Journal provides the Haldane system with national exposure. Each one of the sub-licensee offices, the owner/operators of the individual licensee offices, contribute to the cost of advertising in the National Business Employment Weekly.

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


Item 2.  Properties
-------------------

         The Company's executive and corporate offices are currently located at 192 Lexington Avenue, New York, New York 10016. The Company currently leases approximately 9,800 square feet of space at a cost of approximately $13,900 per month. The Company subleases approximately 61% of this space, at the same cost per square foot, to entities in which Mr. Weinger is associated. Net monthly lease cost to the Company after payment by the subtenants is approximately $5,400 per month.



Item 3.  Legal Proceedings
--------------------------

         A former client of a licensee has filed a complaint against the sublicensee and the Company. The Company has retained counsel and believes that this matter can be settled without any adverse impact on the Company's operations.


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

                                      NONE

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matter.
------------------------------------------------------------------------------

         (a)      Market Information
                  ------------------

         The Company's common stock is currently traded on the Over the Counter Bulletin Board under the symbol "BHAL". There is limited trading actively in the Company's securities and there can be no assurance a regular trading market for the Company's common stock will be sustained. Previously, the Company's common stock was traded on the NASDAQ Small Cap Market. During this past year the Company received a notice from NASDAQ that it failed to meet the increased listing requirements established by NASDAQ. After receipt of the notice, the Company filed a request for continued inclusion pursuant to an exception to the public float, market value of public float and audit committee requirements, as set forth in NASD Marketplace Rule 4310(c)(7) and 4310(c)(25)(c) pending the shareholders vote on the proposed going private transaction. This request was denied and the Company's common stock was delisted from the NASDAQ Small Cap Market on August 5, 1998. The Company's common stock continues to be traded on the Over the Counter Bulletin Board.

         The following table sets forth, for the period indicated, the bid price range of the Company's common stock:

                                               Common Stock

                                         High Bid         Low Bid
                                         --------         -------


1995
----

Quarter Ended February 28, 1995           $2.62           $2.50

Quarter Ended May 31, 1995                $2.25           $2.25

Quarter Ended August 31, 1995             $2.56           $2.43

Quarter Ended November 30, 1995           $2.53           $2.43

1996
----

Quarter Ended February 29, 1996           $2.87           $2.43

Quarter Ended May 31, 1996                $2.56           $2.43

Quarter Ended August 31, 1996             $2.87           $2.43

Quarter Ended November 30, 1996           $2.44           $2.44


1997
----

Quarter Ended February 28, 1997           $2.75           $2.25

Quarter Ended May 31, 1997                $2.62           $2.25

Quarter Ended August 31, 1997             $3.25           $2.31

Quarter Ended November 30, 1997           $2.37           $2.37


1998
----

Quarter Ended February 28, 1998           $3.00           $2.37

Quarter Ended May 31, 1998                $2.87           $2.44

Period Ended July 31, 1998                $2.87           $2.37

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

         (b)      Holders
                  -------

         As of July 31, 1998 there were approximately 1,350 holders of record of the Company's common Stock.

         (c)      Dividends
                  ---------

         The Company has not paid any cash dividends since its inception and the Board of Directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant.

Item 6.  Selected Financial Data
--------------------------------

         Summary of Operations:

         For the Years Ended May 31, 1998, 1997, 1996, 1995 and 1994

                         1998       1997           1996         1995         1994

                                                (Restated)   (Restated)    (Restated)
Revenue

Royalty
Income               $2,411,659   $2,480,866    $2,244,818   $1,747,988     $1,214,091


Sublicense
Income               $  179,556   $ 159,697     $   -0-      $  104,214     $   99,625

Consulting           $  208,694   $     640     $   -0-      $   -0-        $   -0-
Income

Other
Income               $   -0-      $  -0-        $  -0-       $   35,400     $   -0-

Interest
Income               $  88,825    $ 106,592     $ 99,621     $   49,785     $   14,062


Total
Revenues             $2,888,734   $2,747,795    $2,344,439    $1,937,387    $1,327,778


Net Income           $  162,070   $ 441,092     $  553,440    $  699,105    $  206,074


Net Income
  per Share of
  Common Stock
      (Basic)           $0.17       $0.48          $0.48         $0.65         $0.20

  (Diluted)             $0.16       $0.45          $0.46         $0.61         $0.20

         Restated for discontinued operations of retail travel agency.

SUMMARY OF BALANCE SHEET AS OF MAY 31

                         1998         1997         1996         1995         1994
                                                (Restated)   (Restated)   (Restated)

CURRENT ASSETS        $2,528,263   $2,538,234   $2,147,294   $2,007,844   $1,128,480

Other Assets          $1,399,935   $1,445,854   $1,277,536   $1,504,467   $1,529,655

TOTAL ASSETS          $3,928,198   $3,984,088   $3,424,830   $3,512,311   $2,658,135



CURRENT LIABILITIES

Account Payable
and other Current
Liabilities           $  221,762   $  356,973   $  149,695   $  213,660   $  157,424

Current Maturities
of Long Term Debt     $   42,437   $  235,240   $  245,956   $  315,951   $  307,065

Other Liabilities     $  622,572   $  512,518   $  555,799   $  591,437   $  702,988

Stockholder's
Equity                $3,041,427   $2,879,357   $2,473,380   $2,391,263   $1,490,658


TOTAL LIABILITIES
AND STOCKHOLDERS'
EQUITY                $3,928,198   $3,984,088   $3,424,830   $3,512,311   $2,658,135


         Restated for discontinued operations of retail travel agency.

Item 7.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
Condition and Results of Operations
-----------------------------------


         While the Company remains profitable, generating approximately $275,000 in pre-tax earnings, royalty revenues from licensee offices declined from $2,480,866 to $2,411,659, the first decline in royalty revenues since the Company acquired the rights to the Bernard Haldane license. This represents a decline of approximately 3% in gross royalties. Management does not believe this decline to represent the start of a trend. During this past year a licensee operating six offices in Texas and California breached the sublicensee agreement by failing to pay required royalties. Rather than comply with the terms and conditions of the sublicense agreement, the sublicensee unilaterally terminated the agreement. The Company intends to initiate legal proceedings and seek compensatory and punitive damages. In addition, the Company intends to reopen offices in these markets vacated by the former licensee. Further limiting royalty income was the voluntary termination of a second sublicense agreement encompassing four offices.

         Further limiting royalty income was the voluntary termination of a second license agreement encompassing four offices. With clients to service and no time to interview and investigate prospective purchasers, the Company, through wholly owned subsidiaries, was required to take over the operations of these offices. While operating these offices, the Company generated consulting revenues of approximately $171,000. However, payroll and related costs associated with the operation of these offices resulted in a significant operating deficit. During the coming year, management intends to transfer these offices to existing licensees or other individuals currently within the Haldane network and to date has transferred one of these offices.

         The Company intends to reestablish its presence in Texas. However, further expansion in the United States will be limited. Haldane offices are already open in almost every major metropolitan area in the United States and Canada. While there will likely be additional expansion into smaller metropolitan areas, the licensing fee and the royalty revenues which can be generated will likely be significantly less than the typical Haldane office as the geographical and demographical market for the Haldane services and products approach a saturation level.

         In an effort to increase its revenue base, the Company has opened two licensed offices in the United Kingdom. Management remains optimistic that the Company will be able to expand in the overseas market. However, logistical constraints, operational concerns and familiarization with local rules and customs will most likely limit a rapid expansion in Europe.

         In an effort to diversify revenues, management identified a new targeted market and developed a special program for this market, First Career. First Career provides career management for recently graduated college students. To date, First Career has incurred losses in excess of $500,000 and there can be no assurance that management will be able to reverse this trend and market the program effectively and profitably.

         Last year, the Company's Board of Directors received an offer from Mr. Weinger, Mrs. Weinger, the wife of Mr. Weinger, and Mrs. Nadel, the wife of the Company's former president, to purchase the shares of stock owned by the outside investors at a cost of $2.75 per share. In conjunction therewith, the Board of Directors determined that it would be in the best interests of the company and the outside shareholders to name two independent directors to the Company's Board of Directors to consider and vote upon the fairness of the offer. On April 25, 1997, Jeffrey Schachter and Gregg Weiss were elected to the Board of Directors. In order for the Board to determine the fairness of the offer, Laidlaw & Co. was retained to render a fairness opinion in connection with the proposed "going private" transaction. On August 11, 1997 Laidlaw & Co. opined that from a financial point of view , it is their opinion that the public shareholders would be entitled to receive the sum of $3.00 per share. After reviewing the fairness opinion, Mr. and Mrs. Weinger and Mrs. Nadel increased their offer to purchase the shares of common stock owned by the public investors to $3.00 per share. Subsequent thereto, the Board of Directors met and voted to accept the offer made by Mrs. Nadel and Mr. and Mrs. Weinger. The offer will be submitted to a vote of the shareholders.

         Mr. and Mrs. Weinger and Mrs. Nadel (the "Weinger-Nadel Group") formed Bernard Haldane Acquisition Corp., a Florida corporation ("NEWCO") for the purpose of merging with and/or combining with the Company. The Weinger-Nadel Group will contribute 731,670 of their shares of Common Stock in the Company to NEWCO in exchange for securities of NEWCO. The Weinger-Nadel Groups's proposal is to be submitted to the vote of the Company's stockholders and will be subject to their approval. However, members of the Weinger-Nadel Group have, and therefore, NEWCO, will have a sufficient number of votes to carry stockholder approval of the proposal. It is anticipated that if such merger or combination is approved, all stockholders (other than member s of the Weinger-Nadel Group), will be entitled to receive $3.00 per share for their shares of the Company's Common Stock or such amount as if found appropriate in court assessing their rights under Florida law. In furtherance of the consummation of this transaction, the Company has filed a Preliminary Schedule 14A and Schedule 13E-3 with the Securities and Exchange Commission (the "Commission"). The Company has responded to comments submitted by the Commission and anticipates disseminating a proxy statement to all stockholders of record detailing the proposal, the reasons for same and described stockholder rights.

LIQUIDITY CAPITAL RESOURCES

         As of May 31, 1998 the Company had $2,528,263 in current assets as compared to $2,538,234 on May 31, 1997.

         Accounts receivable for 1998 total $315,436 as compared to $419,470 in 1997. Notes receivable declined from $600,389 to $537,970. This decline in both accounts receivable and notes receivable is attributable to increased collection efforts on the part of the Company. The Company has also recorded prepaid expenses and other miscellaneous receivables of $185,957 as compared to $60,158 for the prior year.

    Total assets declined from $3,984,088 to $3,928,198. This decline can be attributable to the amortized cost of the Haldane license and does not reflect an overall decline in the fair market value of the Company's assets.

         Accounts payable declined from $207,316 to $127,314, a decline of approximately 39% and total current liabilities declined from $592,213 to $264,199, a decline of more than 55%.

         Long term debt has increased from $498,839 to $599,135.

         For 1998, cash flow from operating activities totaled $439,613 as compared to $750,972 in 1997 and $746,509 in 1996.

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

RESULTS OF OPERATION

         The Company reported income from continuing operations before income taxes of $275,605 on revenues of $2,888,734, and net after tax income of $162,070. This compares to a net after tax income of $461,092 on revenues of $2,747,795 for the fiscal year ended May 31, 1997 and net after tax income of $533,440 on revenues of $2,344,439 for 1996. Royalty income from Haldane offices decreased from $2,480,866 in 1997, to $2,411,659 in 1998. This decline of almost 3% in royalty revenue is primarily attributable to the departure of two licensees from the organization. The Company took over the operation of four of the Haldane offices (one of which has since been sold) and hopes to open new offices in those territories where the licensee breached the sublicensing agreement and abandoned the organization. The Company in 1998 reported $208,694 in consulting income after showing only nominal income in 1997 and no income at all in 1996. Approximately $63,000 of this revenue is attributable to the operations of First Career and the balance is attributable to revenues earned from the operation of Haldane offices in those markets where the license was terminated by Haldane.

         Payroll and related costs continue to increase; rising from $362,554 to $453,573 to $773,945. This increase can be primarily attributable to increased costs and expenses associated with the operations, management and oversight of the Haldane operations in those cities where the Company assumed operations of the Haldane office as well as costs associated with the operation of First Career.

         Advertising expenditures increased from $78,544 to $144,699. This increase in advertising expense is due primarily to costs incurred by both the company owned Haldane offices and First Career.

         Income before taxes was $275,605 as compared to $752,318 in 1997 and $841,768 in 1996. Net income after taxes continues to decline, falling from $533,440 in 1996 to $461,092 in 1997 and $162,070 in 1998. Management attributes this significant decline in net income to the fact that the Company was not able to recognize royalty revenues from the operation of the Haldane offices in six cities located throughout the Southwest and the fact that the Company was forced to operate four offices when the owner defaulted under the sublicensing agreement and left the organization. Management hopes to open new licensed offices throughout the

Southwest and transfer ownership of the Company owned offices to an existing licensee(s).

         The Company anticipates increases in royalty payments in the coming year as the existing Haldane offices generate marginal increases in revenues. However, it is unlikely that the Company will be able to maintain its prior growth rate as fewer new markets become available and competition in existing markets becomes increasingly difficult.

         Management remains disappointed with the results of launch of First Career. While the focus and pricing of the program have been modified, there can be no assurances that the Company will continue to fund and operate First Career.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------




                                   AS FOLLOWS


                                 BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                                                       INDEX

                                               FINANCIAL STATEMENTS








                                                                                                        PAGE
                                                                                                        ----

Independent Auditors' Report                                                                             F-2

Consolidated Balance Sheets
   May 31, 1998 and 1997                                                                              F-3 - F-4

Consolidated Statements of Income
   Years Ended May 31, 1998, 1997 and 1996                                                            F-5 - F-6

Consolidated Statements of Changes in Stockholders' Equity
   Years Ended May 31, 1998, 1997 and 1996                                                               F-7

Consolidated Statements of Cash Flows
   Years Ended May 31, 1998, 1997 and 1996                                                            F-8 - F-9

Notes to Consolidated Financial Statements                                                           F-10 - F-26

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Bernard Haldane Associates, Inc.


We have audited the accompanying consolidated balance sheets of Bernard Haldane Associates, Inc. and Subsidiaries as of May 31, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bernard Haldane Associates, Inc. and Subsidiaries as of May 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.





                                            /s/ Miller, Ellin & Company, LLP
                                            MILLER, ELLIN & COMPANY, LLP
                                            CERTIFIED PUBLIC ACCOUNTANTS

August 13, 1998
New York, New York


                                 BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS


                                                      ASSETS


                                                                                                MAY 31,
                                                                                        1998            1997
                                                                                    -------------  ---------
CURRENT ASSETS:
   Cash and cash equivalents                                                         $  1,693,220   $  1,698,099
   Short-term investments                                                                 108,908         55,426
   Accounts receivable - net of allowance for doubtful accounts of $180,000 in
     1998 and $290,000 in 1997 (includes receivables from related parties of
     $100,635
     and $86,413 in 1998 and 1997, respectively)                                          315,436        419,470
   Notes receivable - net of allowance for credit losses of
     $15,000 in 1998 and $24,000 in 1997, current portion)                                 89,855        149,080
   Due from related parties                                                                 8,887         11,001
   Prepaid expenses and miscellaneous receivables                                         185,957         60,158
   Deferred taxes                                                                         126,000        145,000
                                                                                     ------------   ------------

              Total current assets                                                      2,528,263      2,538,234
                                                                                     ------------   ------------

OTHER ASSETS:
   Licenses - net of accumulated amortization of
     $1,870,372 in 1998 and $1,657,917 in 1997                                            787,626        864,611
   Equipment, fixtures and leasehold improvements -
     net of accumulated depreciation of $46,165 in
     1998 and $28,871 in 1997                                                              48,374         50,831
   Security deposits and other                                                            115,820         79,103
   Notes receivable - net of allowance for credit losses of $119,500 in 1998 and
     $41,000 in 1997 (includes receivables from related
     parties of $44,060 and $29,247 in 1998 and 1997, respectively)                       448,115        451,309
                                                                                     ------------   ------------

              Total other assets                                                        1,399,935      1,445,854
                                                                                     ------------   ------------

TOTAL ASSETS                                                                         $  3,928,198   $  3,984,088
                                                                                     ============   ============








         The accompanying notes are an integral part of these statements


                                 BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS



                                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                MAY 31,
                                                                                        1998            1997
                                                                                    -------------  ---------
CURRENT LIABILITIES:
     Current maturities of long-term debt                                           $      42,437  $     235,240
     Accounts payable                                                                     127,314        207,316
     Accrued expenses and other current liabilities                                        32,135          8,147
     Income taxes payable                                                                  62,313        141,510
                                                                                    -------------  -------------

         Total current liabilities                                                        264,199        592,213
                                                                                    -------------  -------------

OTHER LIABILITIES:
     Long-term debt                                                                       599,135        498,839
     Deferred rent payable                                                                 23,437         13,679
                                                                                    -------------  -------------

                                                                                          622,572        512,518

         Total liabilities                                                                886,771      1,104,731
                                                                                    -------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock ($.00001 par value; 950,000,000 shares
       authorized, 1,148,865 shares issued)                                                    12             12
     Additional paid-in capital                                                         2,761,727      2,761,727
     Retained earnings                                                                    786,126        624,056
                                                                                    -------------  -------------
                                                                                        3,547,865      3,385,795
     Less: Treasury stock (199,500 shares at cost)                                        506,438        506,438
                                                                                    -------------  -------------

         Total stockholders' equity                                                     3,041,427      2,879,357
                                                                                    -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $   3,928,198  $   3,984,088
                                                                                    =============  =============






         The accompanying notes are an integral part of these statements


                                 BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF INCOME


                                                                                   YEARS ENDED MAY 31,
                                                                         1998           1997            1996
                                                                     -------------  -------------  -------------
REVENUES:
   Royalty income (includes royalty income
     from related parties of $265,279, $301,394
     and $243,760, respectively)                                     $   2,411,659  $   2,480,866  $   2,244,818
   Consulting income                                                       208,694            640           -
   Interest, dividends and other income                                     88,825        106,592         99,621
   Sub-license income (includes sub-license
     income from related parties of $37,186,
     $41,588 and $-0-, respectively)                                       179,556        159,697           -
                                                                     -------------  -------------  ----------

         Total revenues                                                  2,888,734      2,747,795      2,344,439
                                                                     -------------  -------------  -------------

EXPENSES:
   Payroll and related costs                                               773,945        453,573        362,554
   Other general and administrative                                      1,137,061      1,015,607        703,011
   Amortization                                                            212,455        197,541        197,541
   Bad debt expense                                                        274,677        189,173         97,469
   Advertising                                                             144,699         78,544         73,538
   Interest                                                                 70,292         61,039         68,558
                                                                     -------------  -------------  -------------

         Total expenses                                                  2,613,129      1,995,477      1,502,671
                                                                     -------------  -------------  -------------

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                     275,605        752,318        841,768

INCOME TAXES                                                               113,535        311,168        328,324
                                                                     -------------  -------------  -------------

INCOME FROM CONTINUING OPERATIONS                                          162,070        441,150        513,444

DISCONTINUED OPERATIONS:
   Income from operations of travel agency
     disposed of (net of income taxes of $-0-,
     $10,000 and $8,000, respectively)                                        -            19,942         19,996
                                                                     -------------  -------------  -------------


NET INCOME                                                           $     162,070  $     461,092  $     533,440
                                                                     =============  =============  =============





         The accompanying notes are an integral part of these statements


                                 BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (CONTINUED)








                                                                                   YEARS ENDED MAY 31,
                                                                         1998           1997            1996
                                                                     -------------  -------------  ---------

EARNINGS PER SHARE:
   Basic:
     Continuing operations                                                $   .17        $   .46         $  .46
     Discontinued operations                                                  -              .02              .02
                                                                          -------        -------         --------
         Net income                                                       $   .17        $   .48         $  .48
                                                                          =======        =======         ======

   Diluted:
     Continuing operations                                                $   .16        $   .43         $  .44
     Discontinued operations                                                  -              .02            .02
                                                                          -------        -------         ------
         Net income                                                       $   .16        $   .45         $  .46
                                                                          =======        =======         ======





















         The accompanying notes are an integral part of these statements

                                 BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY





                                      COMMON STOCK,
                                       $.00001 PAR
                                    VALUE, AUTHORIZED      ADDITIONAL           RETAINED
                                   950,000,000 SHARES           PAID-IN         EARNINGS        TREASURY STOCK
                               --------------------------                                    -----------------
                                   SHARES        AMOUNT    CAPITAL              (DEFICIT)      SHARES   AMOUNT        TOTAL
                               -------------  ---------  ------------------  -------------   -------- --------     --------


BALANCE - MAY 31, 1995          1,148,865         $ 12         $2,761,727      $(370,476)         -     $     -         $2,391,263

Repurchase of common stock           -              -                -              -          179,500    (451,323)       (451,323)

Net income for the year ended
  May 31, 1996                       -              -                -           533,440          -           -            533,440
                                ---------         ----         ----------      ---------       -------  ----------      ----------

BALANCE - MAY 31, 1996          1,148,865           12          2,761,727        162,964       179,500    (451,323)      2,473,380

Repurchase of common stock           -             -                 -              -           20,000     (55,115)        (55,115)

Net income for the year ended
  May 31, 1997                       -             -                 -           461,092          -           -            461,092
                                ---------         ----         ----------      ---------       -------  ----------      ----------

BALANCE - MAY 31, 1997          1,148,865           12          2,761,727        624,056       199,500    (506,438)      2,879,357

Net income for the year ended
  May 31, 1998                       -             -                 -           162,070          -           -            162,070
                                ---------         ----         ----------      ---------       -------  ----------      ----------

BALANCE - MAY 31, 1998          1,148,865         $ 12         $2,761,727        786,126       199,500  $ (506,438)     $3,041,427
                                =========         ====         ==========      =========       =======  ==========      ==========
















         The accompanying notes are an integral part of these statements


                                       BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            YEARS ENDED MAY 31,
                                                                                   1998            1997           1996
                                                                               -------------  -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $    162,070   $   461,092    $   533,440
   Income from discontinued operations                                                  -          (19,942)       (19,996)
   Adjustments to reconcile net income to net cash provided by operating activities:
       Expenses (income) not requiring the use of cash:
         Provision for losses on accounts
           and notes receivable                                                      274,677       189,173         97,469
         Depreciation                                                                 17,294         9,322          1,430
         Amortization of licenses                                                    212,455       197,541        197,541
         Gain on sale of office                                                       (2,100)         -              -
         Interest expense - imputed                                                   52,873        45,043         52,048
         Interest income - imputed                                                   (14,886)      (13,167)        (6,403)
         Deferred income taxes                                                        19,000       (62,000)        89,000
       Changes in assets and liabilities:
         Accounts receivable                                                         (30,518)     (210,324)      (141,548)
         Prepaid expenses and miscellaneous receivables                             (125,799)      (50,424)        18,988
         Cash overdraft                                                                 -          (18,044)        18,044
         Accounts payable and other current liabilities                             (135,211)      225,322        (82,009)
         Deferred rent payable                                                         9,758        (1,040)        10,319
         Net assets of discontinued operations                                          -           (1,580)       (21,814)
                                                                                ------------   -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                            439,613       750,972        746,509
                                                                                ------------   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                              (108,908)      (55,426)      (302,138)
   Redemption of short-term investments                                               55,426        53,146        699,868
   Decrease in due from related parties                                                2,114        17,038        231,961
   Acquisition of fixed assets                                                       (14,837)      (40,122)       (21,461)
   Acquisition of offices                                                            (48,955)         -              -
   Additions to notes receivable                                                    (192,556)     (690,492)       (20,000)
   Payments of notes receivable                                                      144,074       217,468         63,249
   Security deposits                                                                    -          (18,643)         1,900
   Net assets of discontinued operations                                                -            2,200           (500)
                                                                                ------------   -----------    -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 (163,642)     (514,831)       652,879
                                                                                ------------   -----------    -----------


         The accompanying notes are an integral part of these statements


                                       BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (CONTINUED)




                                                                                            YEARS ENDED MAY 31,
                                                                                   1998            1997           1996
                                                                               -------------  -------------  --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt                                                   $   (280,850)  $    (98,000)  $    (168,000)
   Repurchase of common stock                                                           -           (55,115)       (451,323)
                                                                                ------------   ------------   -------------

NET CASH USED IN FINANCING ACTIVITIES                                               (280,850)      (153,115)       (619,323)
                                                                                ------------   ------------   -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               (4,879)        83,026         780,065

CASH AND CASH EQUIVALENTS - beginning                                              1,698,099      1,615,073         835,008
                                                                                ------------   ------------   -------------

CASH AND CASH EQUIVALENTS - ending
   (includes cash of discontinued operations of $-0-,
   $55,957 and $78,271, respectively)                                           $  1,693,220   $  1,698,099   $   1,615,073
                                                                                ============   ============   =============


SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
     Receipt of notes receivable on sale of office                              $     14,438   $       -      $        -
                                                                                ============   ============   ==========
     Additional license costs through issuance of long-term debt                $    135,470   $       -      $        -
                                                                                ============   ============   ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                                   $     66,292   $     61,039   $      68,558
     Income taxes                                                                    207,302        316,313         238,876









         The accompanying notes are an integral part of these statements

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 1998, 1997 AND 1996




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations
     --------------------

     Bernard Haldane Associates, Inc. ("Haldane") through its wholly-owned subsidiary, DRB Ltd. ("DRB") owns the worldwide licensing rights to the Bernard Haldane name and system of career consulting. Haldane is the franchiser of 76 career consulting offices operating in the United States, Canada and the United Kingdom. First Career Corp. ("FCC"), a wholly-owned subsidiary, has developed a specifically designed career consulting program for graduating college students. During the year ended May 31, 1998, two new wholly-owned subsidiaries, DRB Management and Consulting Services, Inc. ("DRB Mgmt.") and Career Advisory and Management Services, Inc. ("Career Advisory"), began operating four offices in the United States, one of which was sold in May 1998. On May 31, 1996, another subsidiary, Quantum Tours International, Inc. ("QT") discontinued its full service travel agency. All other subsidiaries are inactive.

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

     Concentrations of Credit Risk
     -----------------------------

     The Companies maintain their cash balances with various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate approximately $1,619,000 and $1,615,000 at May 31, 1998 and 1997,
     respectively.

     The Companies' short-term investments include certificates of deposit of financial institutions with high credit ratings, which mature within one year. This investment policy limits the Companies' exposure to concentrations of credit risk.

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

                           MAY 31, 1998, 1997 AND 1996




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

     Revenue Recognition
     -------------------

     DRB through its sale of franchise offices recognizes revenues (sub-license) at the time the contract is completed and when no further services are required. DRB also recognizes royalty revenue based on a percentage (5% to 6%) of gross collections of counseling fees by the franchisee or the minimum royalty fee, whichever is greater. Allowances for doubtful accounts have been provided for potential losses. FCC, DRB Mgmt. and Career Advisory recognize consulting revenue based on collections, rather than when the contract is entered into, due to the uncertain nature of collectibility of the contract fees.

     QT recognized revenue when the tour commenced. Revenue received prior to the commencement of the tour was deferred and recorded as unearned revenue.

     Intangible Assets
     -----------------

     The Bernard Haldane licenses acquired (approximately $1,200,000) are being amortized over a ten year period using the straight-line method. The cost of acquisitions in excess of fair value of assets acquired which has been allocated to licenses (approximately $1,385,000, which has been adjusted in 1998 for an inflation factor in the acquisition notes) is being amortized over the greater of a twenty year period (the general term of the sub-license) or 5% of royalty income and 50% of sub-licensing income for that particular year.

     Advertising Costs
     -----------------

     All costs associated with advertising and promotion are expensed in the year incurred.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 1998, 1997 AND 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Foreign Exchange
     ----------------

     DRB converts its foreign currency transactions at budgeted rates which historically approximate the actual exchange rates for balance sheet and statement of income items. The amount of foreign currency exchange gains and losses are insignificant to the consolidated financial statements.

     Impairment of Long-Lived Assets
     -------------------------------

     Effective June 1, 1996, the Companies adopted Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Companies believe that no material impairment existed as of May 31, 1998.

     Earnings Per Share
     ------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share" which is effective for periods ending after December 15, 1997. The Companies have adopted this new standard for the year ended May 31, 1998. Prior period earnings per share were restated to conform to this new pronouncement.

     Stock Options
     -------------

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." The Companies have adopted the disclosure-only provisions of SFAS No. 123 but apply Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), "Accounting for Stock Issued to Employees" and related interpretations in accounting for granting of stock options.

     Realizability of a Deferred Tax Asset
     -------------------------------------

     The Companies have recorded a deferred tax asset of $126,000 as of May 31, 1998. Realization is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if future taxable income is not sufficient.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 1998, 1997 AND 1996




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Reclassifications
     -----------------

     Certain reclassifications have been made to the consolidated financial statements for the years ended May 31, 1997 and 1996 in order to conform with the current year's presentation.


NOTE 2 - ACQUISITIONS/DISPOSITIONS

     In 1989, Haldane acquired 80% of the outstanding shares of Career Services Management Corp. ("CSM") for $800. CSM acquired 100% of DRB for $1,250,000 consisting of $1,000,000 in cash and a note payable of $250,000. The balance of the note was fully paid in March 1998. On February 2, 1995, Haldane acquired the remaining 20% of the outstanding shares of CSM for 75,000 shares of its own common stock. CSM is currently inactive.

     In April 1995, Haldane sold approximately 96% of its 80% investment in Andover Equities Corp. ("Andover"). The sale consisted of cash and notes (see Note 3). During the year ended May 31, 1998, the notes receivable were deemed uncollectible and written off as bad debts. Haldane's investment in Andover which represents approximately a 3% ownership is carried at cost and is insignificant.

     The acquisitions were accounted for using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 1998, 1997 AND 1996




NOTE 3 - NOTES RECEIVABLE

     Notes receivable at May 31, consist of the following:

                                                                                    1998           1997
                                                                                -------------  -------------
     Various non-interest bearing notes receivable in connection
       with the sale of sub-licenses                                              $  221,400     $  177,300
     LaSalle Consulting - receivable in equal monthly installments
       of $2,097 through April 2002, with interest at 24% per annum                   64,336         72,909
     Note receivable - employee/stockholder in equal monthly
       installments of $608 through April 2001, including
       interest at 6% per annum                                                       19,444          9,444
     Notes receivable in connection with the sale of Andover stock,
       originally due April 1997, written off in May 1998                               -            30,000
     Note receivable - sub-licensee in equal monthly installments of
       $1,000 through December 1997, $2,000 from January 1998 through December
       1998 and $3,000 from January 1999 through December 2002 with a final payment of approximately $1,800
       in January 2003 including interest at 7% per annum                            168,795        176,795
     Note receivable in equal monthly installments of $5,000 through
       2001 with interest at 7% per annum                                            195,000        215,000
     Note receivable - sub-licensee, in connection with the sale of the
       Oklahoma City office, in equal monthly installments of $1,000 commencing
       January 2000 through April 2001, with a final
       payment of $1,500 in May 2001                                                  17,500           -
     Note receivable in equal monthly installments of $200 through
       March 1998 with the balance due April 1999, with interest at
       8% per annum; secured by stock in an affiliated company                        33,030         34,130
                                                                                  ----------     ----------
                                                                                     719,505        715,578
     Less:  Unamortized discounted interest imputed at 7% to 8.5%
                  on the above non-interest bearing notes                             47,035         50,189
                                                                                  ----------     ----------
                                                                                     672,470        665,389
     Less:  Allowance for credit losses on the above notes (see below)               134,500         65,000
                                                                                  ----------     ----------
                                                                                     537,970        600,389
     Less:  Current portion                                                           89,855        149,080
                                                                                  ----------     ----------
                                                                                  $  448,115     $  451,309
                                                                                  ==========     ==========

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 1998, 1997 AND 1996



NOTE 3 - NOTES RECEIVABLE (CONTINUED)

     The amounts due over the next five years, net of imputed interest of $47,035 and allowance for credit losses of $134,500, are as follows:

                  Year Ending May 31,
                  -------------------

                          1999                            $   89,855
                          2000                                83,324
                          2001                               122,423
                          2002                                76,665
                          2003                                45,018
                          Subsequent                         120,685
                                                          ----------
                                                          $  537,970
                                                          ==========

     The Companies utilize Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," (SFAS No. 114) and Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS No. 118) which requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at market price or the fair value of the collateral if the loan is collateral dependent. Notes receivable at May 31, consist of the following:

                                                          1998         1997
                                                          ----         ----

           Notes receivable - impaired                 $  527,255   $  406,492
           Less: Allowance for credit losses              134,500       65,000
                                                       ----------   ----------
                                                          392,755      341,492
           Notes receivable - not impaired
              and no allowance for credit losses          145,215      258,897
                                                       ----------   ----------
                                                       $  537,970   $  600,389
                                                       ==========   ==========

     Changes in the allowance for credit losses for the years ended May 31, are as follows:

                                           1998           1997           1996
                                      -------------  -------------   -----------

        Balance - beginning of year     $   65,000      $ 35,000       $  19,000
        Additions                           73,310        30,000          16,000
        Direct write-offs                   (3,810)         -               -
                                        ----------      --------       ---------
        Balance - end of year           $  134,500      $ 65,000       $  35,000
                                        ==========      ========       =========


     The Companies recognize interest income on impaired loans on actual cash received with interest imputed at 8 1/2%.

     The average recorded investment in impaired loans and the interest income recognized during the years ended May 31, 1998 and 1997 were approximately $467,000 and $29,000 and $265,000 and $24,000, respectively.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 1998, 1997 AND 1996



NOTE 4 - LONG-TERM DEBT

     Long-term debt at May 31, consists of the following:

                                                                                     1998          1997
                                                                                 ------------  ------------
         B&E Partnership - payable in monthly installments of $7,000 through
           June 2006. Commencing July 1997, monthly payments are adjusted annually by a rate of 5% to reflect an inflation factor. Secured by a license
           agreement.  This note is non-interest bearing.                        $    891,694  $    756,000
         Dan R. Bruce - principal amount of $200,000 due February
           1998 with interest due in monthly payments of $1,333.
           The note is secured by a license agreement and
           bears interest at an annual rate of eight percent.                            -          200,000
                                                                                 ------------  ------------

                  Total debt obligations                                              891,694       956,000

           Less:  Unamortized discounted interest imputed at eight
                     percent on the above non-interest bearing loan.                  250,122       221,921
                                                                                 ------------  ------------

                  Total present value of debt                                         641,572       734,079

           Less:  Current portion                                                      42,437       235,240
                                                                                 ------------  ------------
                                                                                 $    599,135  $    498,839
                                                                                 ============  ============

     Long-term debt as of May 31, 1998 is payable as follows:

                    Year Ending May 31,

                          1999                                 $   42,437
                          2000                                     50,743
                          2001                                     59,979
                          2002                                     70,232
                          2003                                     81,599
                          Subsequent                              336,582
                                                               ----------
                                                               $  641,572

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 1998, 1997 AND 1996



NOTE 5 - COMMITMENTS AND CONTINGENCIES

     Leases

     Haldane leases its executive offices in New York City under two separate leases. Both leases have terms of ten years, one expiring in September 2005, and the other expiring in October 2006. Approximately 61% of the space is sublet to related entities. FCC leases office space in Syracuse, New York for a term of one year expiring in April 1999.

     The following is a schedule by years of future minimum rental payments and sublease income under these leases (rounded to thousands):

                                              Minimum
                                              Rental           Sublease
          Year Ending May 31,                Payments           Income

                1999                       $    174,000        $  101,000
                2000                            163,000           101,000
                2001                            181,000           112,000
                2002                            186,000           115,000
                2003                            186,000           115,000
                Subsequent                      493,000           303,000
                                           ------------        ----------
                                           $  1,383,000        $  847,000
                                           ============        ==========

     Rent expense, net of rental income of approximately $103,000, $96,000 and $30,000, charged to operations for the years ended May 31, 1998, 1997 and 1996 amounted to approximately $117,000, $48,000, and $31,000, respectively.

     Licensing
     ---------

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

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 1998, 1997 AND 1996




NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Consulting Agreements
     ---------------------

     On August 1, 1995, Haldane entered into a consulting agreement with a company whose president was Haldane's former president, for a period of five years. Compensation under the agreement is as follows: $62,000 the first year, $69,000 the second year, $74,000 the third year, $83,000 the fourth year and $90,000 the fifth year. In addition, Haldane agreed to provide to the consultant a leased automobile and reimburse all approved expenses. For the years ended May 31, 1998, 1997 and 1996, Haldane recorded compensation expense of $73,167, $67,832 and $51,667, respectively.

     Tax Contingencies
     -----------------

     During fiscal 1997, the Internal Revenue Service commenced audits of the Companies' consolidated federal tax returns for the years ended May 31, 1995 and 1996 and is questioning the deductibility of amortization taken on intangible assets. The outcome of the audits cannot be readily determined, however, it is not expected to have a material impact on the Companies' consolidated financial statements. In addition, in June 1998, the Companies were notified by the State of New York that the consolidated New York State tax returns for the years ended May 31, 1995, 1996 and 1997 have been selected for audit. Management believes that the outcome of such audits would have no material effect on the Companies' consolidated financial statements.

     Going Private
     -------------

     In February 1998, the Companies filed an application to withdraw its common shares from the public market. Such application is under review by the Securities and Exchange Commission.

     Certain of the Companies' stockholders offered to purchase the shares of common stock owned by the public investors at $3 per share, which represents the valuation made by a financial advisory company in its fairness opinion. The number of shares to be purchased is 217,695 shares or $653,085.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 1998, 1997 AND 1996



NOTE 6 - COMMON STOCK OPTIONS

     The stock option transactions for the three fiscal years ended May 31, 1998 are summarized as follows:

                                                                                         Weighted-
                                                                                          Average
                                                                        Number           Exercise         Total
                                                                       of Shares           Price          Price
                                                                       ---------           -----          -----
       Outstanding - May 31, 1995 (exercisable at a price of
         $.25 to $3.50 per share)                                         326,000        $   2.26       $  737,250
       Granted at $2.50 per share                                          60,000            2.50          150,000
                                                                       ----------                       ----------

       Outstanding - May 31, 1996 (exercisable at a price of
         $.25 to $3.50 per share)                                         386,000            2.30          887,250
       Granted at $2.50 per share                                          60,000            2.50          150,000
       Terminated                                                        (161,000)           2.95         (474,750)
                                                                       ----------                       ----------

       Outstanding - May 31, 1997 and 1998 (exercisable at
         a price range of $.25 to $2.50 per share)                        285,000            1.97       $  562,500
                                                                       ==========                       ==========

       Exercisable Options -
         May 31, 1996                                                     386,000        $   2.30       $  887,250
         May 31, 1997                                                     285,000            1.97          562,500
         May 31, 1998                                                     285,000            1.97          562,500

     During the years ended May 31, 1998, 1997 and 1996, options to acquire -0-, 60,000 and 60,000 shares, respectively, were granted to directors and employees of the Companies at market value.

     The Companies apply APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. Had the Companies determined compensation expense for stock options granted based on the method presented by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                                                                     Year Ending May 31,
                                                                               1998         1997         1996
                                                                           -----------  -----------  -----------

              Net income - as reported                                      $  162,070   $  461,092    $ 533,440
              Net income - pro forma                                        $  162,070   $  416,092    $ 497,440
              Earnings per share - basic - as reported                            $.17         $.48         $.48
              Earnings per share - basic - pro forma                              $.17         $.44         $.45
              Earnings per share - diluted - as reported                          $.16         $.45         $.46
              Earnings per share - diluted - pro forma                            $.16         $.41         $.43

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 1998, 1997 AND 1996




NOTE 6 - COMMON STOCK OPTIONS (CONTINUED)

     The fair value of the stock options used to compute proforma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing method with the following weighted average assumptions for 1997 and 1996: expected volatility of 11.9% and 3.8%; a risk-free interest rate of 6.7% and 6.8% and an expected holding period of 10 and 7 years, respectively.


NOTE 7 - TREASURY STOCK

     In October 1995, March and June 1996, the Board of Directors authorized Haldane to repurchase outstanding shares of its common stock at fair market value from various shareholders. As of May 31, 1998 and 1997, Haldane repurchased 199,500 shares, (20,000 and 179,500 shares during the years ended May 31, 1997 and 1996, respectively), at fair market value with prices ranging from $2.49 to $2.75 per share.


NOTE 8 - INCOME TAXES

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

     Deferred income taxes reflect temporary differences in reporting assets and liabilities for income tax and financial accounting purposes. The deferred tax assets of $126,000 and $145,000 as of May 31, 1998 and 1997 (consisting solely of allowances for doubtful accounts and credit losses) are shown as current assets in the consolidated balance sheets. No valuation allowance has been provided.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 1998, 1997 AND 1996




NOTE 8 - INCOME TAXES (CONTINUED)

     Income Taxes
     ------------

     Provision for income taxes for the years ended May 31, consists of the following:

                                                                              1998         1997        1996
                                                                          ----------   ----------   ----------

         Current:
           Federal                                                        $   66,803   $  267,457   $  163,448
           State and local                                                    27,732      105,711       75,876
                                                                          ----------   ----------   ----------
                                                                              94,535      373,168      239,324

         Deferred:
           Federal                                                            14,000      (51,000)      93,000
           State and local                                                     5,000      (11,000)      (4,000)
                                                                          ----------   ----------   ----------
                                                                          $  113,535   $  311,168   $  328,324
                                                                          ==========   ==========   ==========

     Reconciliation of statutory rate to effective income tax rate on continuing operations for the years ended May 31, is as follows:

                                                                            1998         1997          1996
                                                                          ---------   ----------   -----------

         At federal statutory rates                                           34.0%        34.0%        34.0%
         Effect of:
             State income taxes, net of federal benefit                        8.1          8.2          7.9
             Permanent differences                                             1.3          1.2           .7
             Tax benefit of operating loss carryforwards                       -            -           (2.6)
             Overaccrual of prior year taxes                                  (2.2)        (2.0)        (1.0)
                                                                           -------     --------      -------

                      Total                                                   41.2%        41.4%        39.0%
                                                                           =======     ========      =======

     The Companies file consolidated tax returns and had available at May 31, 1995 unused operating loss carryforwards of approximately $400,000 for income tax reporting purposes which were utilized to offset 1996 taxable income. The only significant differences between income tax and financial reporting are the allowances for doubtful accounts and credit losses.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 1998, 1997 AND 1996



NOTE 9 - RETIREMENT PLANS

     The Companies have simplified employee pension (SEP) agreements with all full-time employees who are at least twenty-one years old and have performed services for at least three of the preceding five years. Such agreements provide for discretionary contributions by the employer. For the years ended May 31, 1998, 1997 and 1996, the Companies contributed $36,000, $21,000 and $29,750, respectively.


NOTE 10 - GEOGRAPHIC AREAS

     The Companies earned royalty income and sub-licensee income from five Canadian franchisees and one franchisee located in the United Kingdom for the years ended May 31, as follows:

                                                       Royalty Income             Sub-Licensee Income
                                          ---------------------------------------------------------------------
                                              1998         1997         1996        1998       1997       1996
                                          -----------  -----------   -----------  --------   --------   -------

         Canada                           $   167,594  $   201,148   $   158,572  $          $ 18,559   $   -
                                          ===========  ===========   ===========  ========   ========   =======
         United Kingdom                   $    36,292  $    12,123   $      -     $ 37,186   $   -      $   -
                                          ===========  ===========   ===========  ========   ========   =======

     All other revenues are from United States sources.

     Included in accounts receivable and notes receivable at May 31, are amounts owed by the Canadian and United Kingdom franchisees, as follows:

                                                                    Accounts Receivable      Notes Receivable
                                                                  ----------------------  ----------------------
                                                                     1998         1997       1998         1997
                                                                  ---------     --------  ---------     --------
         Canada                                                   $  57,191     $ 78,047  $   4,895     $ 15,963
                                                                  =========     ========  =========     ========
         United Kingdom                                           $  38,481     $  2,189  $  37,186     $   -
                                                                  =========     ========  =========     ========


NOTE 11 - RELATED PARTY TRANSACTIONS

     As of May 31, 1998, 1997 and 1996, a principal officer and director of Haldane owned and operated offices as follows:

                                                  1998       1997       1996
                                                ---------  ---------  ------

                  Canada                              5         5          5
                  United States                       2         2          4
                  United Kingdom                      2         1        -
                                                   ----      ----       ----
                        Total offices                 9         8          9
                                                   ====      ====       ====

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 1998, 1997 AND 1996





NOTE 11 - RELATED PARTY TRANSACTIONS (CONTINUED)

     During 1997, three United States offices were transferred to an unrelated existing owner of other Haldane offices and two new offices were acquired; one in the United States and one in the United Kingdom.

     During 1998, one new office in the United Kingdom was acquired.

     From time to time the Companies advance funds to several entities whose officer and director is also an officer and director of Haldane. The average monthly balance during fiscal 1998 and 1997 of such advances amounted to approximately $377,000 and $373,000, respectively. At both May 31, 1998 and 1997, the balance of such advances was $-0-. In addition, at May 31, 1998 and 1997, the Companies were owed approximately $8,900 and $11,000, respectively, for miscellaneous reimbursable expenses from these entities.

     Interest earned on advances for the years ended May 31, 1998 and 1997 at 8% per annum amounted to approximately $30,000 for each year.


NOTE 12 - DISCONTINUED OPERATIONS

     On May 31, 1996, Haldane adopted a plan to terminate its travel agency operations which ceased in February 1997.

     The operating results of the travel agency segment for the years ended May 31, 1998, 1997 and 1996 are shown separately in the accompanying consolidated income statement. Net revenues of the travel agency segment for 1998, 1997 and 1996 amounted to $-0-, $67,027 and $95,474, respectively.

     At May 31, 1998 and 1997, there were no net assets remaining from the travel agency operations.

     There was no gain or loss on disposal of this segment.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 1998, 1997 AND 1996



NOTE 13 - EARNINGS PER SHARE

     Net Earnings Per Common
       and Common Equivalent Share
     -----------------------------

     Earnings per share for the years ended May 31, were calculated using the modified treasury stock method as follows:

                                                                         1998           1997            1996
                                                                     -------------  -------------  ---------
     Numerator
     ---------
       Income from continuing operations                              $    162,070   $    441,150   $    513,444

       Impact of potential common shares                                      -              -              -
                                                                      ------------   ------------   ---------

       Income available to common stockholders
         after assumed conversion of dilutive securities              $    162,070   $    441,150   $    513,444
                                                                      ============   ============   ============

       Income from discontinued operations                            $       -      $     19,942   $     19,996
                                                                      ============   ============   ============

     Denominator
     -----------
       Weighted average number of common shares
         outstanding used in basic EPS                                     949,365        950,903      1,105,442

       Impact of potential common shares:
         Stock options                                                      64,662         69,532         62,503
                                                                      ------------   ------------   ------------

       Weighted number of common share and dilutive
         potential common shares used in dilutive EPS                    1,014,027      1,020,435      1,167,945
                                                                      ============   ============   ============

     Basic EPS
     ---------
       Continuing operations                                               $   .17        $   .46         $  .46
       Discontinued operations                                                 -              .02            .02
                                                                           -------        -------         ------
                  Net income                                               $   .17        $   .48         $  .48
                                                                           =======        =======         ======

     Diluted EPS
     -----------
       Continuing operations                                               $   .16        $   .43         $  .44
       Discontinued operations                                                 -              .02            .02
                                                                           -------        -------         ------
                  Net income                                               $   .16        $   .45         $  .46
                                                                           =======        =======         ======

     Options to purchase 225,000 shares of common stock, at prices ranging from $2.50 to $3.50 per share, were outstanding during the year ended May 31, 1996, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price for the common shares.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 1998, 1997 AND 1996




NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The amounts at which cash, accounts receivable, notes receivable, due from related parties, accounts payable, current liabilities and long-term debt are presented in the balance sheets approximate their fair value.


NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            1st            2nd           3rd             4th
                                                       ----------      ----------    ---------       ----------
     1998
     ----

       Revenues                                        $  798,628      $  718,300    $  605,895      $  765,911
                                                       ==========      ==========    ==========      ==========
       Income (loss) from operations
         before income taxes                           $  266,025      $  189,129    $  (94,785)     $  (84,764)
       Income taxes                                       110,000          76,800        43,276          29,989
                                                       ----------      ----------    ----------      ----------
       Net income (loss)                               $  156,025      $  112,329    $  (51,509)     $  (54,775)
                                                       ==========      ==========    ==========      ==========

       Net earnings (loss) per common share:
         Basic:
           Continuing operations                          $   .16         $   .12       $  (.05)         $ (.06)
           Discontinued operations                            -               -             -               -
                                                          -------         -------       -------          ------
                  Net income (loss)                       $   .16         $   .12       $  (.05)         $ (.06)
                                                          =======         =======       =======          ======

         Diluted:
           Continuing operations                          $   .15         $   .11       $  (.05)         $ (.05)
           Discontinued operations                            -               -             -               -
                                                          -------         -------       -------          ------
                  Net income (loss)                       $   .15         $   .11       $  (.05)         $ (.05)
                                                          =======         =======       =======          ======

       Market price per share:
         High                                             $  3.25         $  3.00       $  3.00          $ 3.00
         Low                                                 2.25            2.31          2.19            2.38

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 1998, 1997 AND 1996





NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                            1st            2nd           3rd             4th
                                                       ----------      ----------    ----------      -----------
     1997
     ----
       Revenues                                        $  649,981      $  687,556    $  649,042      $  761,216
       Income from continuing operations
         before income taxes                              264,999         248,111       146,257          92,951
       Income taxes                                       106,000          99,000        43,368          62,800
       Income from continuing operations                  158,999         149,111       102,889          30,151
       Income (loss) from discontinued
         operations                                       (10,241)         28,204           (21)          2,000
       Net income                                         148,758         177,315       102,868          32,151

       Net earnings (loss) per share:
         Basic:
           Continuing operations                          $   .17         $   .16       $   .11          $  .03
           Discontinued operations                           (.01)            .03           -               -
                                                          -------         -------       -------          ----
                  Net income                              $   .16         $   .19       $   .11          $  .03
                                                          =======         =======       =======          ======

         Diluted:
           Continuing operations                          $   .16         $   .15       $   .10          $  .03
           Discontinued operations                           (.01)            .03           -               -
                                                          -------         -------       -------          ----
                  Net income                              $   .15         $   .18       $   .10          $  .03
                                                          =======         =======       =======          ======

       Market price per share:
         High                                             $  2.87         $  2.44       $  2.75          $ 2.50
         Low                                                 2.43            2.44          2.25            2.25

     There were no dividends for either year.

Item 9.  Changes in and Disagreements with Accountants on Accounting
--------------------------------------------------------------------
and Financial Disclosure
------------------------

                                      NONE

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The executive officers and Directors of the Company are as follows:

Name                         Age    Position
----                         ---    --------

Jerold P. Weinger            53     President, Chief Executive
                                    Officer, Treasurer and Director

Jeffrey G. Klein             43     Secretary and Director

Jeffrey Schachter            48     Director

Gregg Weiss                  41     Director


         Jerold P. Weinger was elected as a director of the Company in May of 1989 and currently serves as the Company's President, Chief Executive Officer, Treasurer and Chairman of the Board. In September 1991, 266 Washington Associates, a New York real estate general partnership in which Mr. Weinger serves as one of the general partners, filed a voluntary petition in bankruptcy with the United States Bankruptcy Court for the eastern district of New York. This action was subsequently dismissed. Since March 1992, Mr. Weinger has served as the vice president and director of several different privately held companies which operate Bernard Haldane licensed offices. Since November 1991, Mr. Weinger has also served as the Chairman of the Board of Lauren & Associates, a New York based entity engaged as a temporary employment agency. Since 1994, Mr. Weinger served as Chairman of the Board of Prime Time Staffing, Inc., a New York based company engaged in information technology and consulting. Lauren & Associates and Prime Time Staffing have since merged and conduct business under the name "Dynax Solutions, Inc." Mr. Weinger serves as Chairman of the Board of Directors of Dynax Solutions. Since June 1987, Mr. Weinger has served as vice president of STAT Staffing Inc., a New Jersey corporation which provides temporary nursing care to institutions. From February 1987 until June 1989, Mr. Weinger has served as the Vice President, Secretary and Director of Euromed, Inc., a New Jersey based company. During this time he also served as Vice President of Euromed's wholly-owned operating subsidiary, C.M.S. Europe Limited, which distributed medical products in Europe. From 1984 until December 31, 1987, Mr.

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

ITEM 11.  Executive Compensation
--------------------------------

          Mr. Weinger, the Company's President, oversees the Bernard Haldane operations and in consideration thereof, receives annual compensation of $225,000 and devotes his full time to the operations of the Company. The Company has established a Simplified Employee Benefit Plan, (the "Plan"). During the past year Mr. Weinger received $30,000 pursuant to this Plan. The terms and conditions of Mr. Weinger's employment are reviewed annually by the Board of Directors.

          Mr. Klein has received compensation from the Company of approximately $46,000 for legal services rendered. For a period of five months Mr. Weiss and Mr. Schachter received $2,000 per month in consideration for their services on the Board of Directors and acting as consultants to the Company.

         The following table sets forth the compensation of the company's two
(2) officers for the last three (3) fiscal years:

                               ANNUAL COMPENSATION


NAME
AND PRINCIPAL                          ANNUAL                     LONG TERM
POSITION                         YEAR  COMPENSATION               COMPENSATION
-------------------------------------------------------------------------------


JEROLD WEINGER,
PRESIDENT                       1998      $252,916
                                1997      $215,00    (1)               (2)
                                1996      $222,500   (1)               (2)





JEFFREY KLEIN
SECRETARY                       1998      $ 46,000
                                1997      $ 44,000                     (2)
                                1996      $ 40,000                     (2)


(1) Includes $30,000, $15,000 and $22,500 pursuant to the Company's Simplified Employee Benefit Plan in 1998, 1997 and 1996.


(2) During the year ended May 31, 1997, Mr. Weinger and Mr. Klein were granted options to purchase 25,000 and 5,000 shares of the Company's common stock at an exercise price of $2.50 per share. During the year ended May 31, 1996, Mr. Weinger and Mr. Klein were granted options to purchase 25,000 and 5,000 shares of the Company's common stock at an exercise price of $2.50 per share. There were no stock options granted for the year ended May 31, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------




     The following table sets forth certain information regarding the Company's Common Stock beneficially owned on July 31, 1998 (i) by each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock,
(ii) by each of the Company's Directors, and (iii) by all executive officers and Directors as a group.*

Renee Nadel                                 270,000                28.44%(4)
7885 Ayr Court
Boca Raton, Florida
33496

Jeffrey G. Klein (3)                          5,000                Less than 1%
23123 State Road 7, Suite 350B
Suite 350B
Boca Raton, Florida  33428

Lilli Weinger                               287,750                30.31%(4)
4 Woodgreen Place
Rockville Center, NY 11570

Jerold P. Weinger (1)(2)(3)                 132,520                13.96%(4)
192 Lexington
15th Floor
New York, New York  10016

All executive officers
and Directors as a
Group (2 persons) (2)(3)                    137,520                14.46%(4)
------------------------------
    *As of June 30, 1998

(1) Does not give effect to shares of stock owned by the children of Mr. Weinger whose ownership he disclaims.

(2) Does not give effect to those shares owned by Lilli Weinger, the spouse of Jerold Weinger.

(3) Does not give effect to shares of stock issuable to Mr. Weinger and Mr. Klein upon exercise of stock options. (See Certain Transactions). Mr. Weinger has been granted options to purchase a total of 120,000 shares of stock. Mr. Klein has been granted the options to purchase a total of 22,500 shares of the Company's common stock. Assuming exercise of the foregoing options, the respective share of ownership would be 26.60% for Mr. Weinger and would be 2.90% for Mr. Klein. Any stock options not exercised by the effective date of the proposed merger between Bernard Haldane Acquisition Corp. and Bernard Haldane Associates, Inc. will be terminated.


(4) Does not take into account 199,500 shares of treasury stock.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         During the year ended May 31, 1998, Ms. Nadel, Ms Weinger, Mr. Weinger as well as any retirement accounts controlled by Mr. Weinger agreed to transfer their equity interest in the Company on a 1:1 basis for shares of common stock in Bernard Haldane Acquisition Corp. and as a result, Bernard Haldane Acquisition Corp. will own approximately 77% of the issued and outstanding shares of common stock of the Company.

         During the year ended May 31, 1996, pursuant to a resolution of the Board of Directors, the Company redeemed from the shareholders, a total of 179,500 shares of the Company's common stock at an average cost of between $2.49 and $2.53 per share, including 5,000 shares of common stock owned by Jeffrey Klein. During 1997 an additional 20,000 shares were redeemed at an average cost of $2.75 per share.

         No stock options were granted to any employees during 1998.

         During the year ended 1997, a majority of the Company's shareholders pursuant to a recommendation of the Board of Directors granted Mr. Weinger and Mr. Klein options to purchase 25,000 and 5,000 shares of common stock of the Company at an exercise price of $2.50 per share. Options to purchase 25,000 shares of common stock at an exercise price of $2.50 per share was granted to Windsor Consulting Inc., a key consultant, and options to purchase 5,000 shares of common stock at a price of $2.50 per share was granted to Donna Quartiero, a key employee.

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

         On September 3, 1993, the Company's Shareholders pursuant to a recommendation of the Board of Directors, granted to the company's officers and Donna Quartiero, a key employee, options to purchase shares of the Company's common stock at an exercise price of $1.75. The exercise price represented the average between the low and high bid for the Company's common stock on September 3, 1994 the date of issuance. A total of 20,000 options were granted to Mr. Nadel and Mr. Weinger and 5,000 options were issued to Mr. Klein and Ms. Quartiero. The options are exercisable for a period of ten years from the date of issuance. Previous thereto on December 18, 1990, Messieurs Nadel, Weinger and Klein were issued options to purchase 25,000, 25,000 and 5,000 shares respectively at an exercise price of $.25 per share. Also on December 18, 1990, options to purchase 5,000 shares of the Company's common stock at an exercise price of $.25 per share were issued to Donna Quartiero and Phillip Nadel.

         All stock options and exercise price thereof reflect at 4:1 reverse split.

         In April 1995, The Company sold 14,000,000 of its shares of Andover Equities Corp. to a group of four individual investors for cash and notes totaling $35,000. No payments have been made on these notes and as a result the notes have been written off.

         In February 1995, the Company acquired the remaining 20% of the outstanding shares of common stock of Career Services Management Corp. in exchange for the issuance of a total of 75,000 shares of the Company's common stock. Of these 75,000 shares, 45,000 shares have been redeemed pursuant to the Company's stock redemption program at an average cost of $2.50 per share.

                                     PART IV


Item 14.  Exhibits, Financial Statements Schedule and Reports on Form 8-K
-------------------------------------------------------------------------

         (a)      Documents filed as part of this report

                  (1)      Financial Statements.

                           Reports of Independent Certified Public Accountants.

                           Comparative Consolidated Balance Sheets - as of May 31, 1998 and May 31, 1997.

                           Comparative Consolidated Statement of
                           Operations for the years ended May 31, 1998, 1997, 1996 and 1995.

                           Comparative Consolidated Statements of Changes in Stockholders' Equity for the years ended May 31, 1998, 1997 and 1996.

                           Comparative Consolidated Statements of Cash Flows for the Years ended May 31, 1998, 1997 and 1996.

                           Notes to Financial Statements.

                  (2)      Financial Statements Schedule.

                           All schedules for which provision is made in applicable regulations and regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) Exhibits

                           DESCRIPTION                                 INCORPORATED
                                                                       BY REFERENCE TO
Exhibit #                  Description of Exhibit

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

(e)                        -Form of Warrant Agency                     Exhibit 4(e) filed as part of the
                           Agreement between Registrant                Company's Registration  Statement
                           and American Stock Transfer Co.*            on  Form S-18,  FileNo. 000-18097.

(f)                        -Form of Warrant issued by                  Exhibit 4(f) filed as part of the
                           Registrant to Brooks, Weinger,              Company's Registration Statement
                           Robbins and Leeds Inc.*                     on Form S-18, File No.000-18097.








10(a)                      -Letter of Intent between                   Exhibit 10(e) Annual Report on Form 10-
                           Registrant and DRB, Ltd.***                 K for the year ended May 31, 1989.

(b)                        -Stock Purchase Agreement                   Exhibit 10(F) Annual Report on Form 10-
                           between Career Service                      K for the year ended May 31, 1989.
                           Management Corp. and D.R.B.
                           Ltd.****

22                         -Subsidiaries of Registrant                 Filed as an Exhibit herewith


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


BERNARD HALDANE ASSOCIATES, INC.




By:
   ----------------------
         JEROLD WEINGER
      PRESIDENT/TREASURER

DATED:


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has ben signed below on those dates by the following persons on behalf of this Registrant in the capacities indicate.



By:
   ----------------------------
         JEROLD WEINGER
   PRESIDENT/TREASURER/DIRECTOR

DATED:



   ----------------------------
       JEFFREY G. KLEIN
      SECRETARY/DIRECTOR

DATED: