Form 10KSB/A
period 1998-05-31
HALDANE BERNARD ASSOCIATES INC
filed 1998-09-17
CIK 801557

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        --------------------------------

                               AMENDED FORM 10K-SB

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

                                                        YES   X     NO
                                                            ----       ----


         The aggregate market value of the voting stock held by nonaffiliates of the Registrant is approximately $530,631* (as of July 27, 1998.)


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

Item 7.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
Condition and Results of Operations
-----------------------------------

         While the Company remains profitable, generating approximately $275,000 in pre-tax earnings, royalty revenues from licensee offices declined from $2,480,866 to $2,411,659, the first decline in royalty revenues since the Company acquired the rights to the Bernard Haldane license. This represents a decline of approximately 3% in gross royalties. Management does not believe this decline to represent the start of a trend. During this past year a licensee operating six offices in Texas and California breached the sublicensee agreement by failing to pay required royalties. Rather than comply with the terms and conditions of the sublicense agreement, the sublicensee unilaterally terminated the agreement. The Company has initiated legal proceedings and seeks compensatory and punitive damages. In addition, the Company intends to reopen offices in these markets vacated by the former licensee. Further limiting royalty income was the voluntary termination of a second sublicense agreement encompassing four offices.


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


BERNARD HALDANE ASSOCIATES, INC.




By:/s/ JEROLD WEINGER
   ----------------------
         JEROLD WEINGER
      PRESIDENT/TREASURER

DATED: September 17, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has ben signed below on those dates by the following persons on behalf of this Registrant in the capacities indicate.



By:/s/ JEROLD WEINGER
   ----------------------------
         JEROLD WEINGER
   PRESIDENT/TREASURER/DIRECTOR

DATED:


   /s/ JEFFREY G. KLEIN
   ----------------------------
       JEFFREY G. KLEIN
      SECRETARY/DIRECTOR

DATED: September 17, 1998