Form 10QSB/A
period 1997-08-31
HALDANE BERNARD ASSOCIATES INC
filed 1998-12-31
CIK 801557

Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB/A




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1997
                                    ---------------

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _____________________to____________________

     Commission file number                    000-18097
                           ----------------------------------------------------

                        BERNARD HALDANE ASSOCIATES, INC.
                        --------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 31, 1997
                                            ---------------

            Class                               Outstanding at August 31, 1997
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


                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS



                                                                                     AUGUST 31,         MAY 31,
                                                                                        1997             1997*
                                                                                  ---------------   ---------------
                                                                                     (Restated)        (Restated)
                                                                                    (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                      $  1,672,846      $  1,698,099
    Short-term investments                                                               56,026            55,426
    Accounts receivable - net of allowance for
       doubtful accounts of $330,000 and $290,000, respectively                         421,637           419,470
    Notes receivable                                                                    195,409           149,080
    Due from related parties                                                             52,544            11,001
    Prepaid expenses and miscellaneous receivables                                       66,597            60,158
    Deferred taxes                                                                      162,000           145,000
                                                                                   ---------------   ---------------

              Total current assets                                                    2,627,059         2,538,234
                                                                                   ---------------   ---------------

OTHER ASSETS:
    Licenses - net of accumulated amortization of
       $1,707,302 and $1,657,917, respectively                                          815,226           864,611
    Equipment, fixtures and leasehold improvements -
       net of accumulated depreciation of $32,789
       and $28,871, respectively                                                         51,626            50,831
    Security deposits and other                                                          79,103            79,103
    Notes receivable                                                                    434,167           451,309
                                                                                   ---------------   ---------------

              Total other assets                                                      1,380,122         1,445,854
                                                                                   ---------------   ---------------

TOTAL ASSETS                                                                       $  4,007,181      $  3,984,088
                                                                                   ===============   ===============



  *The consolidated balance sheet at May 31, 1997 is derived from the audited financial statements of that date.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                     AUGUST 31,         MAY 31,
                                                                                        1997             1997*
                                                                                  ---------------   ---------------
                                                                                    (Restated)        (Restated)
                                                                                    (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt                                           $    248,016      $    235,240
    Accounts payable                                                                    117,355           207,316
    Accrued expenses and other current liabilities                                       23,513             8,147
    Income taxes payable                                                                 87,433           141,510
                                                                                   ---------------   ---------------

           Total current liabilities                                                    476,317           592,213
                                                                                   ---------------   ---------------

OTHER LIABILITIES:
    Long-term debt                                                                      481,803           498,839
    Deferred rent payable                                                                13,679            13,679
                                                                                   ---------------   ---------------

                                                                                        495,482           512,518

           Total liabilities                                                            971,799         1,104,731
                                                                                   ---------------   ---------------

STOCKHOLDERS' EQUITY:
    Common stock ($.00001 par value; 950,000,000
       shares authorized, 1,148,865 shares issued
       and outstanding)                                                                      12                12
    Additional paid-in capital                                                        2,738,015         2,738,015
    Retained earnings                                                                   803,793           647,768
                                                                                   ---------------   ---------------
                                                                                      3,541,820         3,385,795

    Less: Treasury stock (199,500 shares at cost)                                       506,438           506,438
                                                                                   ---------------   ---------------
           Total stockholders' equity                                                 3,035,382         2,879,357
                                                                                   ---------------   ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  4,007,181      $  3,984,088
                                                                                   ===============   ===============



*The consolidated balance sheet at May 31, 1997 is derived from the audited financial statements of that date.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                     FOR THE THREE MONTHS
                                                                                       ENDED AUGUST 31,
                                                                                       ----------------
                                                                                   1997                1996
                                                                                ------------        -----------

REVENUES:
    Royalty income                                                              $  703,535         $   582,175
    Interest, dividends and other income                                            53,372              24,088
    Sub-license income                                                              41,721              43,718
                                                                                ------------        -----------

         Total revenues                                                            798,628             649,981
                                                                                ------------        -----------

EXPENSES:
    Payroll and related costs                                                      145,389              84,810
    Other general and administrative                                               323,390             235,528
    Amortization                                                                    49,385              49,385
    Interest                                                                        14,439              15,259
                                                                                ------------        -----------

         Total expenses                                                            532,603             384,982
                                                                                ------------        -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                           266,025             264,999

PROVISION FOR INCOME TAXES                                                         110,000             106,000
                                                                                ------------        -----------

INCOME FROM CONTINUING OPERATIONS                                                  156,025             158,999

DISCONTINUED OPERATIONS:
    Loss from operations of travel agency to be disposed of                           -                 10,241
                                                                                ------------        -----------

NET INCOME                                                                      $  156,025         $   148,758
                                                                                ============        ===========

NET EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE:
       Continuing operations                                                    $      .15         $       .16
       Discontinued operations                                                        -                   (.01)
                                                                                ------------        -----------
                                                                                $      .15         $       .15
                                                                                ============        ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
    COMMON EQUIVALENT SHARES                                                     1,054,365           1,022,222
                                                                                ============        ===========

DIVIDENDS                                                                             None                None
                                                                                      ====                ====

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     FOR THE THREE MONTHS
                                                                                       ENDED AUGUST 31,
                                                                                       ----------------
                                                                                   1997                1996
                                                                                ------------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $  156,025          $  148,758
   Loss from discontinued operations                                                     -              10,241
   Adjustments to reconcile net income to net cash provided by operating activities:
       Expenses (income) not requiring the use of cash:
         Provision for losses on accounts receivable                                40,000              30,000
         Depreciation                                                                3,918                 537
         Amortization of licenses                                                   49,385              49,385
         Interest expense - imputed                                                 10,440              11,261
         Interest income - imputed                                                  (5,038)               (550)
         Deferred income taxes                                                     (17,000)            (12,000)
         Changes in assets and liabilities:
           Accounts receivable                                                     (42,167)              7,798
           Prepaid expenses                                                         (6,439)             (5,447)
           Cash overdraft                                                                -             (18,044)
           Accounts payable and other current liabilities                          (74,595)             34,108
           Income taxes payable                                                    (54,077)             25,000
           Net assets of discontinued operations                                         -             185,697
                                                                                ------------        -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                           60,452             466,744
                                                                                ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                                (600)               (570)
   Decrease in due from related parties                                            (41,543)            (67,596)
   Acquisition of fixed assets                                                      (4,713)                  -
   Addition to notes receivable                                                    (65,472)            (17,718)
   Payments of notes receivable                                                     41,323               8,666
                                                                                ------------        -----------

NET CASH USED IN INVESTING ACTIVITIES                                              (71,005)            (77,218)
                                                                                ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt                                                      (14,700)            (28,000)
   Repurchase of common stock                                                            -             (55,115)
                                                                                ------------        -----------

NET CASH USED IN FINANCING ACTIVITIES                                              (14,700)            (83,115)
                                                                                ------------        -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                            (25,253)            306,411

CASH AND CASH EQUIVALENTS - beginning                                            1,698,099           1,615,073
                                                                                ------------        -----------

CASH AND CASH EQUIVALENTS - ending
   (includes cash of discontinued operations of
   $-0- and $249,654, respectively)                                             $1,672,846          $1,921,484
                                                                                ============        ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                   $     14,439        $   15,260
     Income taxes                                                                    176,500           101,000

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


NOTE 6

     Additional paid-in capital and retained earnings at May 31, 1996 have been adjusted to record the cumulative equity of minority interests in losses for the period 1989 through February 1995, not previously recorded. On February 2, 1995 such interests were purchased through the issuance of 75,000 shares of common stock. The error had no effect on net income for years subsequent to May 31, 1995.

                         SIGNATURES
                         ----------

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 or 15(d) OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THIS REGISTRANT IN THE CAPACITIES INDICATED.



BERNARD HALDANE ASSOCIATES, INC.
         (Registrant)


    /s/ Jerold Weinger
By: _______________________
         JEROLD WEINGER
       PRESIDENT/TREASURER


       December 31, 1998
DATED:__________________


         PURSUANT TO THE REQUIREMENTS OF SECTION 13 or 15(d) OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THIS REGISTRANT IN THE CAPACITIES INDICATED.



BERNARD HALDANE ASSOCIATES, INC.
         (Registrant)

    /s/ Jerold Weinger
By: ___________________________

         JEROLD WEINGER
    PRESIDENT/TREASURER/DIRECTOR


       December 31, 1998
DATED:__________________




  /s/ Jeffrey Klein
___________________________
      JEFFREY G. KLEIN
     SECRETARY/DIRECTOR


       December 31, 1998
DATED:__________________