Form 10QSB/A
period 1997-11-30
HALDANE BERNARD ASSOCIATES INC
filed 1998-12-31
CIK 801557

Securities and Exchange Commission
                              Washington D.C. 20549

                                  Form 10-QSB/A




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 1997
                                    -----------------

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from____________________to_______________________

     Commission file number                 000-18097
                           -----------------------------------------------------

                        BERNARD HALDANE ASSOCIATES, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

         Florida                                 59-2720407
         -------                                 ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 30, 1997
                                            -----------------

            Class                             Outstanding at November 30, 1997
            -----                             --------------------------------
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

                Consolidated Statements of Income
                  (Unaudited) for the Three and Six Months Ended
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


                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS



                                                                                   NOVEMBER 30,         MAY 31,
                                                                                       1997              1997*
                                                                                 ----------------  ----------------
                                                                                    (Restated)        (Restated)
                                                                                    (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                      $  2,033,595     $  1,698,099
    Short-term investments                                                               56,626           55,426
    Accounts receivable - net of allowance for doubtful
       accounts of $360,000 and $290,000, respectively                                  333,379          419,470
    Notes receivable                                                                    174,180          149,080
    Due from related parties                                                              5,235           11,001
    Prepaid expenses and miscellaneous receivables                                       92,743           60,158
    Deferred taxes                                                                      174,000          145,000
                                                                                 ----------------  ----------------

              Total current assets                                                    2,869,758        2,538,234
                                                                                 ----------------  ----------------

OTHER ASSETS:
    Licenses - net of accumulated amortization of
       $1,756,688 and $1,657,917, respectively                                          765,840          864,611
    Equipment, fixtures and leasehold improvements - net of
       accumulated depreciation of $36,998 and $28,871, respectively                     52,311           50,831
    Security deposits and other                                                          83,101           79,103
    Notes receivable                                                                    428,540          451,309
                                                                                 ----------------  ----------------

              Total other assets                                                      1,329,792        1,445,854
                                                                                 ----------------  ----------------

TOTAL ASSETS                                                                       $  4,199,550     $  3,984,088
                                                                                 ================  ================



*The balance sheet at May 31, 1997 is derived from the audited consolidated financial statements of that date.


                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                   NOVEMBER 30,         MAY 31,
                                                                                       1997              1997*
                                                                                 ----------------  ----------------
                                                                                    (Restated)        (Restated)
                                                                                    (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt                                           $    249,943     $    235,240
    Accounts payable                                                                    104,118          207,316
    Accrued expenses and other current liabilities                                       64,200            8,147
    Income taxes payable                                                                151,633          141,510
                                                                                 ----------------  ----------------
           Total current liabilities                                                    569,894          592,213
                                                                                 ----------------  ----------------

OTHER LIABILITIES:
    Long-term debt                                                                      468,266          498,839
    Deferred rent payable                                                                13,679           13,679
                                                                                 ----------------  ----------------
                                                                                        481,945          512,518

           Total liabilities                                                          1,051,839        1,104,731
                                                                                 ----------------  ----------------

STOCKHOLDERS' EQUITY:
    Common stock ($.00001 par value; 950,000,000
       shares authorized, 1,148,865 shares issued
       and outstanding)                                                                      12               12
    Additional paid-in capital                                                        2,738,015        2,738,015
    Retained earnings                                                                   916,122          647,768
                                                                                 ----------------  ----------------
                                                                                      3,654,149        3,385,795
    Less: Treasury stock (199,500 and 179,500 shares at cost)                           506,438          506,438
                                                                                 ----------------  ----------------

           Total stockholders' equity                                                 3,147,711        2,879,357
                                                                                 ----------------  ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  4,199,550     $  3,984,088
                                                                                 ================  ================



*The balance sheet at May 31, 1997 is derived from the audited consolidated financial statements of that date.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                            SIX MONTHS ENDED           THREE MONTHS ENDED
                                                                              NOVEMBER 30,                 NOVEMBER 30,
                                                                              ------------                 ------------
                                                                          1997          1996          1997             1996
                                                                          ----          ----          ----             ----

REVENUES:
    Royalty income                                                  $  1,336,446  $  1,197,333    $  632,911       $  615,158
    Consulting income                                                     15,059          -           15,059             -
    Interest, dividends and other income                                  85,269        50,492        31,897           26,404
    Sub-license income                                                    80,154        89,712        38,433           45,994
                                                                    ------------  ------------    ----------       ----------

         Total revenues                                                1,516,928     1,337,537       718,300          687,556
                                                                    ------------  ------------    ----------       ----------

EXPENSES:
    Payroll and related costs                                            324,810       188,010       179,421          103,200
    Other general and administrative                                     609,295       507,127       285,905          271,599
    Amortization                                                          98,771        98,771        49,386           49,386
    Interest                                                              28,898        30,519        14,459           15,260
                                                                    ------------  ------------    ----------       ----------

         Total expenses                                                1,061,774       824,427       529,171          439,445
                                                                    ------------  ------------    ----------       ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                 455,154       513,110       189,129          248,111

PROVISION FOR INCOME TAXES                                               186,800       205,000        76,800           99,000
                                                                    ------------  ------------    ----------       ----------

INCOME FROM CONTINUING OPERATIONS                                        268,354       308,110       112,329          149,111

DISCONTINUED OPERATIONS:
    Income from operations of travel agency to
       be disposed of (net of income taxes of $-0-,
       $12,000, $-0- and $12,000, respectively)                                -        17,963             -           28,204
                                                                    ------------  ------------    ----------       ----------

NET INCOME                                                          $    268,354  $    326,073    $  112,329       $  177,315
                                                                    ============  ============    ==========       ==========


NET EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE:
       Continuing operations                                        $        .26  $        .30    $      .11       $      .15
       Discontinued operations                                                 -           .02             -              .03
                                                                    ------------  ------------    ----------       ----------
                                                                    $        .26  $        .32    $      .11       $      .18
                                                                    ============  ============    ==========       ==========


WEIGHTED AVERAGE NUMBER OF COMMON
    AND COMMON EQUIVALENT SHARES                                       1,044,492     1,014,035     1,044,492        1,005,134
                                                                    ============  ============    ==========       ==========



DIVIDENDS                                                               NONE          NONE           NONE             NONE
                                                                        ====          ====           ====             ====


                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           SIX MONTHS ENDED
                                                                                             NOVEMBER 30,
                                                                                          1997              1996
                                                                                      ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                        $    268,354     $   326,073
    (Income) loss from discontinued operations                                                   -         (17,963)
    Adjustments to reconcile net income to net cash provided by operating activities:
        Expenses (income) not requiring the use of cash:
           Provision for losses on accounts and notes receivable                            70,000          80,000
          Depreciation                                                                       8,127           1,574
          Amortization of licenses                                                          98,771          98,771
          Interest expense - imputed                                                        20,880          22,521
          Interest income - imputed                                                        (19,794)         (1,350)
          Deferred income taxes                                                            (29,000)        (24,000)
          Changes in assets and liabilities:
             Accounts receivable                                                            16,091         (77,203)
             Prepaid expenses                                                              (32,585)         (5,646)
             Cash overdraft                                                                      -         (18,044)
             Accounts payable and other current liabilities                                (47,145)         89,800
             Income taxes payable                                                           10,123          38,500
             Net liabilities of discontinued operations - net                                    -          (2,231)
                                                                                      ------------     ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  363,822         510,802
                                                                                      ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments                                                     (1,200)         (1,140)
    Increase in security deposits                                                           (3,998)           -
    (Increase) decrease in due from related parties                                          5,766         (32,752)
    Acquisition of fixed assets                                                             (9,607)         (5,801)
    Additions to notes receivable                                                          (79,903)       (533,507)
    Payments of notes receivable                                                            97,366         111,051
    Net assets of discontinued operations - net                                                  -           2,200
                                                                                      ------------     ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                          8,424        (459,949)
                                                                                      ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of debt                                                             (36,750)        (49,000)
    Repurchase of common stock                                                                   -         (55,115)
                                                                                      ------------     ------------

NET CASH USED IN FINANCING ACTIVITIES                                                      (36,750)       (104,115)
                                                                                      ------------     ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    335,496         (53,262)

CASH AND CASH EQUIVALENTS - beginning                                                    1,698,099       1,615,073
                                                                                      ------------     ------------

CASH AND CASH EQUIVALENTS - ending                                                    $  2,033,595     $ 1,561,811
                                                                                      ============     ============

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                                   (Unaudited)


                                                                                           SIX MONTHS ENDED
                                                                                             NOVEMBER 30,
                                                                                          1997              1996
                                                                                      ------------     ------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                                       $     28,898      $   30,519
       Income taxes                                                                        205,800         210,500

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




BERNARD HALDANE ASSOCIATES, INC.
         (Registrant)

/s/ Jerold Weinger                             December 31, 1998
___________________________              DATED:_________________
JEROLD WEINGER, president/
treasurer/director



Jeffrey G. Klein                               December 31, 1998
___________________________              DATED:_________________
Jeffrey G. Klein, secretary/
director