Form 10QSB/A
period 1998-02-28
HALDANE BERNARD ASSOCIATES INC
filed 1998-12-31
CIK 801557

Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB/A




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 1998

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from_____________________to______________________

     Commission file number             000-18097
                           --------------------------------------

                        BERNARD HALDANE ASSOCIATES, INC.
        (Exact name of small business issuer as specified in its charter)

         Florida                                   59-2720407
         -------                                   ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 28, 1998
                                           -----------------

            Class                            Outstanding at February 28, 1998
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

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS



                                                                                   FEBRUARY 28,         MAY 31,
                                                                                       1998              1997*
                                                                                 --------------     -------------
                                                                                  (Restated)         (Restated)
                                                                                  (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                      $  1,973,924      $  1,698,099
   Short-term investments                                                              107,226            55,426
   Accounts receivable - net of allowance for doubtful
     accounts of $215,000 and $290,000, respectively                                   314,658           419,470
   Notes receivable                                                                    171,381           149,080
   Due from related parties                                                               -               11,001
   Prepaid expenses and miscellaneous receivables                                      124,490            60,158
   Deferred taxes                                                                      113,000           145,000
                                                                                 --------------     -------------

              Total current assets                                                   2,804,679         2,538,234
                                                                                 --------------     -------------

OTHER ASSETS:
   Licenses - net of accumulated amortization of
     $1,806,073 and $1,657,917, respectively                                           716,455           864,611
   Equipment, fixtures and leasehold improvements -
     net of accumulated depreciation of $41,207
     and $28,871, respectively                                                          48,102            50,831
   Security deposits and other                                                          83,100            79,103
   Notes receivable                                                                    407,361           451,309
                                                                                 --------------     -------------

              Total other assets                                                     1,255,018         1,445,854
                                                                                 --------------     -------------

TOTAL ASSETS                                                                      $  4,059,697      $  3,984,088
                                                                                 ==============     =============



* The balance sheet at May 31, 1997 is derived from the audited consolidated financial statements of that date.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                   FEBRUARY 28,         MAY 31,
                                                                                       1998              1997*
                                                                                 --------------     -------------
                                                                                  (Restated)         (Restated)
                                                                                  (Unaudited)
CURRENT LIABILITIES:
   Current maturities of long-term debt                                           $    251,870      $    235,240
   Accounts payable                                                                    160,410           207,316
   Accrued expenses and other current liabilities                                       17,857             8,147
   Income taxes payable                                                                 41,155           141,510
   Due to related parties                                                               23,795              -
                                                                                 --------------     -------------

              Total current liabilities                                                495,087           592,213
                                                                                 --------------     -------------

OTHER LIABILITIES:
   Long-term debt                                                                      454,729           498,839
   Deferred rent payable                                                                13,679            13,679
                                                                                 --------------     -------------
                                                                                       468,408           512,518
                                                                                 --------------     -------------

              Total liabilities                                                        963,495         1,104,731
                                                                                 --------------     -------------

STOCKHOLDERS' EQUITY:
   Common stock ($.00001 par value; 950,000,000
     shares authorized, 1,148,865 shares issued and outstanding)                            12                12
   Additional paid-in capital                                                        2,738,015         2,738,015
   Retained earnings                                                                   864,613           647,768
                                                                                 --------------     -------------
                                                                                     3,602,640         3,385,795
   Less:  Treasury stock (199,500 shares at cost)                                      506,438           506,438
                                                                                 --------------     -------------

              Total stockholders' equity                                             3,096,202         2,879,357
                                                                                 --------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  4,059,697      $  3,984,088
                                                                                 ==============     =============



* The balance sheet at May 31, 1997 is derived from the audited consolidated financial statements of that date.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                            -----------------                     ------------------
                                                    FEBRUARY 28,        FEBRUARY 28,        FEBRUARY 28,        FEBRUARY 28,
                                                        1998                1997                1998                1997
                                                        ----                ----                ----                ----

REVENUES:
    Royalty income                                 $  1,832,983        $  1,775,923         $  496,537          $ 578,590
    Consulting income                                    69,275                -                54,216               -
    Interest, dividends and other income                121,163              79,516             35,894             29,024
    Sub-license income                                   99,402             131,140             19,248             41,428
                                                   ------------        ------------        ------------       ------------

           Total revenues                             2,122,823           1,986,579            605,895            649,042
                                                   ------------        ------------        ------------       ------------

EXPENSES:
    Payroll and related costs                           486,284             313,004            161,474            124,994
    Other general and administrative                  1,084,608             820,273            475,313            313,146
    Amortization                                        148,156             148,156             49,385             49,385
    Interest                                             43,406              45,779             14,508             15,260
                                                   ------------        ------------        ------------       ------------

           Total expenses                             1,762,454           1,327,212            700,680            502,785
                                                   ------------        ------------        ------------       ------------

INCOME (LOSS) BEFORE PROVISION
    (CREDIT) FOR INCOME TAXES                           360,369             659,367            (94,785)           146,257

PROVISION (CREDIT) FOR INCOME TAXES                     143,524             248,368            (43,276)            43,368
                                                   ------------        ------------        ------------       ------------

INCOME (LOSS) FROM CONTINUING
    OPERATIONS                                          216,845             410,999            (51,509)           102,889

DISCONTINUED OPERATIONS:
    Income (loss) from operations of travel
       agency to be disposed of (net of
       income taxes of $-0-, $10,000,
       $-0-, and $10,000, respectively)                    -                 17,942               -                   (21)
                                                   ------------        ------------        ------------       ------------

NET INCOME (LOSS)                                  $    216,845        $    428,941         $  (51,509)         $ 102,868
                                                   ============        ============         ===========       ============

NET EARNINGS (LOSS) PER COMMON
    AND COMMON EQUIVALENT SHARE:
       Continuing operations                               $.21                $.40              $(.05)              $.10
       Discontinued operations                             -                    .02                -                  -
                                                   ------------        ------------        ------------       ------------
                                                           $.21                $.42              $(.05)              $.10
                                                   ============        ============        ============       ============

WEIGHTED AVERAGE NUMBER OF
    COMMON AND COMMON
    EQUIVALENT SHARES                                 1,047,783           1,014,347          1,044,492          1,014,686
                                                   ============        ============        ============       ============

DIVIDENDS                                                NONE                NONE               NONE               NONE
                                                         ====                ====               ====               ====

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      NINE MONTHS ENDED
                                                                                  FEBRUARY 28,FEBRUARY 28,
                                                                                 1998                  1997
                                                                            ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $     216,845        $     428,941
    Income from discontinued operations                                              -                 (17,942)
    Adjustments to reconcile net income to net cash provided by operating activities:
        Expenses (income) not requiring the use of cash:
           Provision for losses on accounts and notes receivable                  206,929              120,000
           Depreciation                                                            12,336                3,928
           Amortization of licenses                                               148,156              148,156
           Interest expense - imputed                                              31,320               33,782
           Interest income - imputed                                              (28,690)              (5,458)
           Deferred income taxes                                                   32,000              (35,000)
        Changes in assets and liabilities:
           Accounts receivable                                                    (64,741)            (149,526)
           Prepaid expenses and miscellaneous receivables                         (64,332)             (18,600)
           Cash overdraft                                                            -                 (10,898)
           Accounts payable and other current liabilities                         (37,196)             167,624
           Income taxes payable                                                  (100,355)              40,128
           Net assets of discontinued operations - net                               -                  (3,580)
                                                                            ---------------     ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                         352,272              701,555
                                                                            ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments                                           (51,800)              (1,710)
    Increase in security deposits                                                  (3,997)                -
    Decrease in due from related parties                                           34,796                1,199
    Acquisition of fixed assets                                                    (9,607)             (18,360)
    Additions to notes receivable                                                (104,465)            (580,935)
    Payments of notes receivable                                                  117,426              128,475
    Net assets of discontinued operations - net                                      -                   2,200
                                                                            ---------------     ---------------

NET CASH USED IN INVESTING ACTIVITIES                                             (17,647)            (469,131)
                                                                            ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of debt                                                    (58,800)             (70,000)
    Repurchase of common stock                                                       -                 (55,115)
                                                                            ---------------     ---------------

NET CASH USED IN FINANCING ACTIVITIES                                             (58,800)            (125,115)
                                                                            ---------------     ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           275,825              107,309

CASH AND CASH EQUIVALENTS - beginning                                           1,698,099            1,615,073
                                                                            ---------------     ---------------

CASH AND CASH EQUIVALENTS - ending (includes cash
    of discontinued operations of $-0- and $49,292, respectively)           $   1,973,924        $   1,722,382
                                                                            ===============     ===============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                              $      45,406        $      45,779
      Income taxes                                                                207,302              263,413

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


NOTE 5

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




BERNARD HALDANE ASSOCIATES, INC.
         (Registrant)

/s/ Jerold Weinger                              December 31, 1998
___________________________              DATED:__________________
JEROLD WEINGER, president/
treasurer/director



/s/ Jeffrey G. Klein                           December 31, 1998
___________________________              DATED:_________________
Jeffrey G. Klein, secretary/
director