Form 10QSB/A
period 1998-08-31
HALDANE BERNARD ASSOCIATES INC
filed 1998-12-31
CIK 801557

Securities and Exchange Commission
                              Washington D.C. 20549

                                  Form 10-QSB/A




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1998

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from___________________to_______________________

     Commission file number               000-18097
                           ---------------------------------------

                        BERNARD HALDANE ASSOCIATES, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                   59-2720407
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

PART II.      OTHER INFORMATION AND SIGNATURES

                Signatures

                Exhibit

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                                     AUGUST 31,        MAY 31,
                                                                                       1998             1998*
                                                                                  ---------------  ---------------
                                                                                    (Restated)      (Restated)
                                                                                    (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                      $  1,495,206    $  1,693,220
    Short-term investments                                                              110,202         108,908
    Accounts receivable - net of allowance for doubtful accounts of $223,000 and
       $180,000 respectively (includes receivables from related parties of
       $183,274 and $100,635, respectively)                                             475,805         315,436
    Notes receivable - net of allowance for credit losses
       of $19,200 and $15,000, respectively, current portion                             93,761          89,855
    Due from related parties                                                             29,498           8,887
    Prepaid expenses and miscellaneous receivables                                      158,112         185,957
    Prepaid income taxes                                                                 57,351            -
    Deferred income taxes                                                               143,000         126,000
                                                                                   ---------------  ---------------

              Total current assets                                                    2,562,935       2,528,263
                                                                                   ---------------  ---------------

OTHER ASSETS:
    Licenses - net of accumulated amortization of
       $1,904,197 and $1,870,372, respectively                                          753,801         787,626
    Equipment, fixtures and leasehold improvements -
       net of accumulated depreciation of $49,673
       and $46,165, respectively                                                         48,812          48,374
    Security deposits and other                                                         100,825         115,820
    Notes receivable - net of allowances for credit losses of $115,300 and
       $119,500, respectively (includes receivables from related parties of
       $39,402 and
       $44,060, respectively)                                                           422,270         448,115
                                                                                   ---------------  ---------------

              Total other assets                                                      1,325,708       1,399,935
                                                                                   ---------------  ---------------

TOTAL ASSETS                                                                       $  3,888,643    $  3,928,198
                                                                                   ===============  ===============



*The consolidated balance sheet at May 31, 1998 is derived from the audited financial statements of that date.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                    AUGUST 31,        MAY 31,
                                                                                       1998             1998*
                                                                                  ---------------  ---------------
                                                                                    (Restated)      (Restated)
                                                                                    (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt                                           $     44,438    $     42,437
    Accounts payable                                                                    132,848         127,314
    Accrued expenses and other current liabilities                                       41,022          32,135
    Income taxes payable                                                                   -             62,313
                                                                                   ---------------  ---------------

           Total current liabilities                                                    218,308         264,199
                                                                                   ---------------  ---------------

OTHER LIABILITIES:
    Long-term debt                                                                      587,116         599,135
    Deferred rent payable                                                                23,437          23,437
                                                                                   ---------------  ---------------

                                                                                        610,553         622,572

           Total liabilities                                                            828,861         886,771
                                                                                   ---------------  ---------------

STOCKHOLDERS' EQUITY:
    Common stock ($.00001 par value; 950,000,000
       shares authorized, 1,148,865 shares issued)                                           12              12
    Additional paid-in capital                                                        2,738,015       2,738,015
    Retained earnings                                                                   828,193         809,838
                                                                                   ---------------  ---------------
                                                                                      3,566,220       3,547,865
    Less: Treasury stock (199,500 shares at cost)                                       506,438         506,438
                                                                                   ---------------  ---------------

           Total stockholders' equity                                                 3,059,782       3,041,427
                                                                                   ---------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  3,888,643    $  3,928,198
                                                                                   ===============  ===============



*The consolidated balance sheet at May 31, 1998 is derived from the audited financial statements of that date.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                      FOR THE THREE MONTHS
                                                                                        ENDED AUGUST 31,
                                                                                    1998                1997
                                                                               --------------    --------------

REVENUES:
    Royalty income (includes royalty income from
      related parties of $66,890 and $73,997, respectively)                     $  649,421         $   703,535
    Consulting income                                                              178,405               2,100
    Interest, dividends and other income                                            20,153              29,922
    Sub-license income                                                                -                 41,721
                                                                               --------------    --------------

         Total revenues                                                            847,979             777,278
                                                                               --------------    --------------

EXPENSES:
    Payroll and related costs                                                      276,335             145,389
    Other general and administrative                                               375,251             231,944
    Amortization                                                                    33,825              49,385
    Bad debt expense                                                                43,000              40,000
    Advertising                                                                     76,446              30,096
    Interest                                                                        12,767              14,439
                                                                               --------------    --------------

         Total expenses                                                            817,624             511,253
                                                                               --------------    --------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                            30,355             266,025

PROVISION FOR INCOME TAXES                                                          12,000             110,000
                                                                               --------------    --------------

NET INCOME                                                                      $   18,355         $   156,025
                                                                               ==============    ==============


EARNINGS PER SHARE:

    Basic                                                                           $ .02               $ .16
                                                                               ==============    ==============

    Diluted                                                                         $ .02               $ .15
                                                                               ==============    ==============

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     FOR THE THREE MONTHS
                                                                                        ENDED AUGUST 31,
                                                                                    1998                1997
                                                                               --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $     18,355      $    156,025
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Expenses (income) not requiring the use of cash:
         Provision for losses on accounts receivable                                  43,000            40,000
         Depreciation                                                                  3,508             3,918
         Amortization of licenses                                                     33,825            49,385
         Interest expense - imputed                                                   12,767            10,440
         Interest income - imputed                                                    (1,736)           (5,038)
         Deferred income taxes                                                       (17,000)          (17,000)
         Changes in assets and liabilities:
           Accounts receivable                                                      (203,369)          (42,167)
           Prepaid expenses and miscellaneous receivables                             27,845            (6,439)
           Prepaid income taxes                                                      (57,351)             -
           Accounts payable and other current liabilities                             14,421           (74,595)
           Income taxes payable                                                      (62,313)          (54,077)
                                                                               --------------    --------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 (188,048)           60,452
                                                                               --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                                (1,294)             (600)
   Decrease in due from related parties                                              (20,611)          (41,543)
   Acquisition of fixed assets                                                        (3,946)           (4,713)
   Addition to notes receivable                                                         -              (65,472)
   Payments of notes receivable                                                       23,675            41,323
   Security deposits                                                                  14,995              -
                                                                               --------------    --------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   12,819           (71,005)
                                                                               --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt                                                        (22,785)          (14,700)
                                                                               --------------    --------------

NET CASH USED IN FINANCING ACTIVITIES                                                (22,785)          (14,700)
                                                                               --------------    --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             (198,014)          (25,253)

CASH AND CASH EQUIVALENTS - beginning                                              1,693,220         1,698,099
                                                                               --------------    --------------

CASH AND CASH EQUIVALENTS - ending                                              $  1,495,206      $  1,672,846
                                                                               ==============    ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                   $     12,767      $     14,439
     Income taxes                                                                    113,806           176,500

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

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 31, 1998
                                   (UNAUDITED)


NOTE 4 (CONTINUED)

     Earnings per share for the three months ended Ausust 31, were calculated using the treasury stock method as follows:

                                                                                     1998               1997
                                                                                 ------------       ------------
     Numerator
       Income from continuing operations                                         $    18,355       $   156,025
       Less: Preferred dividends                                                        -                 -
                                                                                 ------------       ------------
       Income available to common stockholders
         used in basic EPS                                                            18,355           156,025
       Impact of potential common shares                                                -                 -
                                                                                 ------------       ------------
       Income available to common stockholders after
         assumed conversion of dilutive securities                               $    18,355       $   156,025
                                                                                 ============       ============

     Denominator
       Weighted average number of common shares
         outstanding used in basic EPS                                               949,365           949,365
       Impact of potential common shares:
         Stock options                                                                61,954            88,280
                                                                                 ------------       ------------
       Weighted number of common shares and dilutive
         potential common shares used in dilutive EPS                              1,011,319         1,037,645
                                                                                 ============       ============

     Basic EPS                                                                         $ .02             $ .16
                                                                                 ============       ============

     Diluted EPS                                                                       $ .02             $ .15
                                                                                 ============       ============


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


NOTE 6

     Additional paid-in capital and retained earnings at May 31, 1997 have been adjusted to record the cumulative equity of minority interests in losses for the period 1989 through February 1995, not previously recorded. On February 2, 1995 such interests were purchased through the issuance of 75,000 shares of common stock. The error had no effect on net income for years subsequent to May 31, 1995.

                        BERNARD HALDANE ASSOCIATES, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION


THREE MONTHS ENDED AUGUST 31, 1998
VS.
THREE MONTHS ENDED AUGUST 31, 1997


         Royalty payments from licensee offices for the three month period ended August 31, 1998 totaled $649,421 as compared to $703,535 during the same period in the prior fiscal year. This represents a decrease of nearly 8% in royalty revenue despite an increase in the number of licensee offices. During this same period the Company recognized $178,405 in consulting income from the operation of several company owned Haldane offices which were acquired when the licensor terminated the license of a prior licensee. During the same period in the prior calendar quarter the Company recognized $2,100 in consulting revenues. (Company owned offices report revenues as consulting income and do not pay royalties.) The Company did not recognize any revenues from the sale of territorial licenses as compared to $41,721 during the three month period ended August 31, 1997.

         Additional revenues for the quarter ended August 31, 1998 include $20,153 in interest and dividend income as compared to $29,922 during the three month period ended August 31, 1997. This decrease in interest income is directly attributable to the Company's declining cash position.

         Total revenues for the three months ended August 31, 1998 as compared to August 31, 1997 were $847,979 as compared to $777,278. This 9% increase in revenues is directly attributable to the fact that the Company was required to operate several Haldane offices and does not reflect an increase in profitability. In fact, net income has declined significantly due to an increase in expenses from $511,253 to $817,624, an increase of approximately 60%.

     Income before taxes decreased from $266,025 to $ 30,355; a decline of more than 76%. Payroll and general and administrative costs increased from $145,389 to $276,335, an increase of 90%; while general and administrative expenses increased from $231,944 to $375,251, an increase of 62%. These increased costs were primarily attributable to the costs incurred by the company in assuming certain preexisting obligations of the terminated licensed offices and additional fees and costs incurred in operating these terminated licensee offices as company owned Haldane offices. Net income after taxes for the three months ended August 31, 1998 totaled $18,355 as compared to $156,025 for the three months ended August 31, 1997. Income per share of common stock declined from $.16 to $.02.

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

         The Company believes that its current cash position and working capital are sufficient to meet its operational requirements for the coming year. Royalty revenues from licensee offices and the sale of territorial rights to the Bernard Haldnae offices are expected to be sufficient to meet the Company's ongoing operational expenses and a proposed purchase at a cost of $3.00 per share of the Company's common stock owned by non-management and non-affiliated shareholders. Management does not anticipate the need for any significant capital expenditures in the coming year which would require third party financing. Nor does the Company believe that there is any material risk of any sublicensee seeking rescission pursuant to any technical violations of state franchise statutes.


YEAR 2000 COMPLIANCE

         The Company's systems are Year 2000 ("Y2K") compliant. The cost of such compliance by the Company was less than $10,000. The Y2K compliance issue is the result of com.puter programs being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in a systems failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company does not know if it s licensees are Y2K compliant but believe that there will be no material adverse impact upon the Company if an individual licensee's office is not Y2K compliant.

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




BERNARD HALDANE ASSOCIATES, INC.
         (Registrant)

/s/ Jerold Weinger                             December 31, 1998
___________________________              DATED:__________________
JEROLD WEINGER, president/
treasurer/director



/S/ Jeffrey G. Klein                            December 31, 1998
___________________________              DATED:___________________
Jeffrey G. Klein, secretary/
director