Form 10KSB/A
period 1997-05-31
HALDANE BERNARD ASSOCIATES INC
filed 1999-01-05
CIK 801557

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


                                     COMMON

                                (Title of Class)

Item 6. Selected Financial Data
-------------------------------

Summary of Operations:

For the Years Ended May 31, 1997, 1996, 1995, 1994 and 1993

                  1997         1996         1995 (1) (2)      1994 (1) (2)     1993 (1) (2)
Revenue


Royalty
Income        $2,480,866    $2,244,818      $1,747,988         $1,214,091         $ 959,395


Sublicense
Income        $ 159,697     $       -0-     $  104,214         $   99,625         $  19,229


Other
Income        $      -0-    $       -0-     $   35,400         $      -0-         $      -0-


Interest
Income        $ 107,232     $   99,621      $   49,785         $   14,062         $  12,464


Total
Revenues     $2,747,795     $2,344,439      $1,937,387         $1,327,778         $ 991,088


Net Income
  (Loss)     $  461,092     $  533,440      $  609,905         $  161,171         $ (89,297)


Net Income
  (Loss per
  Share of
  Common Stock)   $ .45         $0.44            $0.53              $0.16            $(.10)


         (1)Restated for discontinued operations of retail travel agency.
         (2)Restated for the equity of minority interests in earnings not previously recorded. Net income (loss) and net income (loss) per share were reduced as follows:
                                        1995           1994        1993
                                        ----           ----        ----


Net income (loss)                    $ (89,200)   $ (44, 903)    $ (2,629)
Net income (loss) per share          $   (. 08)   $    (. 04)    $      -

SUMMARY OF BALANCE SHEET AS OF MAY 3l

                                          1997         1,996               1995 (1)        1994 (1) (2)       1993 (1) (2)
CURRENT ASSETS                      $2,572,364       $2,147,294         $ 2,007,844         $1,128,480         $  731,440
Other Assets                        $1,411,724       $1,277,536         $ 1,504,467         $1,529,655         $1,697,903
TOTAL ASSETS                        $3,984,088       $3,424,830         $ 3,512,311         $2,658,135         $2,429,343

CURRENT LIABILITIES

Account Payable
and other Current
Liabilities                         $  356,973       $  149,695         $  213,660          $  157,424         $  137,096

Current Maturities
of Long Term Debt                   $  207,316       $  245,956         $  315,951          $  307,065         $  298,860

Other Liabilities                   $  512,518       $  555,799         $  591,437          $  702,988         $  810,053

Minority Interests                  $        -       $        -         $        -          $  137,088         $   92,185

Stockholder's
Equity                              $2,879,357       $2,473,380         $2,391,263          $1,353,570         $1,091,149



TOTAL LIABILITIES
AND STOCKHOLDERS'
EQUITY                              $3,984,088       $3,424,830         $3,512,311          $2,658,135         $2,429,343

         (1)      Restated for discontinued operations of retail travel agency.
         (2) Restated for minority interests not previously recorded. These interests were purchased in the fiscal year ended May 31, 1995 and as such there was no net effect on financial statements after that date. Stockholders equity at May 31 1994 and 1993 ere reduced for minority interest as follows:

         Investment by minority                                        $250,000
         Share of losses 1989 to May 31, 1993                          (157,815)
                                                                       --------
         Book value of minority interest May 31, 1993                    92,185
         Share of income year ended May 31, 1994                         44,903
                                                                       --------

         Book Value of minority interest May 31, 1994                  $137,088
                                                                       ========

Item 7. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
and Results of Operations
-------------------------

        While management remains pleased with the results of operations for the past year, management believes that royalty revenues will not increase at nearly the same rate as in the past. Although royalty revenues increased from $2,244,818 to $2,480,866, the percentage increase in royalty revenue was only 11% as compared to a 28% increase from 1995 to 1996. Moreover, total royalty revenues per office declined for the first time.' While nine new territorial offices opened this past year and generated $159,697 in licensing fees (as compared to no new sublicensee offices in 1996) management does not anticipate opening a substantial number of new licensed sub licensee offices. Haldane offices are already open in almost every major metropolitan area in the United States and Canada. While there will likely be additional expansion into smaller metropolitan areas, the licensing fee and the royalty revenues which can be generated will likely be significantly less than the typical Haldane office as the geographical and demographical market for the Haldane services and products approach a saturation level.

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

         During the Company's last fiscal quarter, the Company's Board of Directors received an offer from Mr. Weinger, Mrs. Weinger, the wife of Mr. Weinger, and Mrs. Nadel, the wife of the Company's former president, to purchase the shares of stock owned by the outside investors at a cost of $2.75 per share. In conjunction therewith, the Board of Directors determined that it would be in the best interests of the company and the outside shareholders to name two independent directors to the Company's Board of Directors to consider and vote upon the fairness of the offer. On April 25, 1997, Jeffrey Schachter and Gregg Weiss were elected to the Board of Directors. In order for the Board to determine the fairness of the offer, Laidlaw & Co. was retained to render a fairness opinion in connection with the proposed "going private" transaction.
On August 11, 1997 Laidlaw & Co. opined that from a financial point of view, it is their opinion that the public shareholders would be entitled to receive the sum of $3.00 per share. After reviewing the fairness opinion, Mr. and Mrs. Weinger and Mrs. Nadel increased their offer to purchase the shares of common stock owned by the public investors to $3.00 per share. Subsequent thereto, the Board of Directors met and voted to accept the offer made by Mrs. Nadel and Mr. Weinger.

        Mr. and Mrs. Weinger and Mrs. Nadel (the "Weinger-Nadel Group") have advised the Company that (i) they intend to establish an entity ("NEWCO") for the purpose of merging with and/or combining with the Company, and (ii) they will contribute their shares of Common Stock in the Company to NEWCO in exchange for securities of NEWCO. The Weinger-Nadel Groups's proposal is to be submitted to the vote of the Company's stockholders and will be subject to their approval. However, members of the Weinger-Nadel Group have, and therefore, NEWCO, will have a sufficient number of votes to carry stockholder approval of the proposal. It is anticipated that if such merger or combination is approved, all stockholders (other than members of the Weinger-Nadel Group), will be entitled to receive $3.00 per share for their shares of the Company's Common Stock or such amount as if found appropriate in court assessing their rights under Florida law. The Company anticipates making further announcements and a proxy statement will be disseminated to all stockholders of record detailing the proposal, the reasons for same and described stockholder rights.

LIQUIDITY CAPITAL RESOURCES

         As of May 31, 1997 the Company had $2,572,364 in current assets as compared to $2,147,294 on May 31, 1996.

        Accounts receivable for 1997 total $419,470 as compared to $329,146 in 1996. This increase is directly attributable to the increasing royalty revenues generated from the Haldane operation. Notes receivable increased from $134,893 to $417,179. This increase is due primarily to notes receivables from sublicensees including sublicensee offices controlled by Mr. Weinger in the amount of $58,799. The Company has also recorded $145,000 for deferred taxes as compared to $83,000 in 1996. Total assets increased from $3,424,830 to $3,984,088.

        Current liabilities increased from $395,651 to $592,213 as of May 31, 1997 due primarily to an increase in accounts payable from $56,968 to $207,316. A significant portion of this increase is attributable to expenses associated with the Haldane anniversary conference in Las Vegas, Nevada. Long term debt was reduced from $541,080 to $498,839.

         For 1996, cash flow from operating activities totaled $750,972 as compared to $746,509 in 1996 and $885,897 in 1995.

         The Company believes that its current cash position and working capital are sufficient to meet its operational requirements for the coming year. Royalty revenues from licensee offices and the sale of territorial rights to the Bernard Haldane offices are expected to be sufficient to meet the Company's ongoing operational expenses. Management does not anticipate the need for any significant capital expenditures in the coming year@ which would require any third party financing. Nor does the Company believe that there is any material risk of any sublicensee seeking rescission pursuant to any technical violations of state franchising statutes

RESULTS OF OPERATION

         The Company reported income from continuing operations before income taxes of $441,150 on revenues of $2,747,795, and net after tax income of $461,092. This compares to a net after tax income of $533,440 on revenues of $2,344,439 for the fiscal year ended May 31, 1996 and net after tax income of $609,905 on revenues of $1,937,387 for 1995. Royalty income from Haldane offices increased from $1,747,988 in 1995, to $2,244,818 in 1996 and $2,480,866 in 1997.
This 11% increase from 1996 to 1997 in royalty revenue is primarily attributable to an increase in the number of Haldane offices. Income attributable to the discontinued operations of Quantum Tours was $19,942 in 1997 as compared to $19,996 in 1996 and a loss of $31,701 in 1995.

         Payroll, general and administrative costs increased from $1,147,271 in 1996 to $1,658,353. This increase can be attributable to increased costs and expenses associated with the operations, management and oversight of the Haldane operations, increased costs and payroll expenses at the Company's executive offices as well as costs associated with the development of the First Career college program. In addition, this past year the company sponsored in Las Vegas, Nevada its 50th anniversary conference. The affair was attended by licensed owners and their staff. The Company arranged for speakers and training seminars in addition to sponsoring an awards banquet during the four day conference. The decline in the Company's net income from 1996 to 1997 is directly attributable to funding First Career and the cost of the anniversary conference.

         Advertising expenditures increased from $$73,538 to $78,544. This small increase in advertising expense is due to costs in marketing the First Career college program.

        Income before taxes was $752,318 as compared to $841,768 in 1996 and $639,606 in 1995. Net income after taxes continues to decline, falling from $609,905 in 1995 to $533,440 in 1996 and $461,092 in 1997. The Company remains liable for federal and state income taxes at the prevailing rates on current income as all carryforward tax losses have been utilized.

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




                                                   CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
August 7, 1997, except for
 Note 6 (e), which is dated
 September 11, 1997

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                               MAY 31,
                                                                                    ---------------------------
                                                                                        1997            1996
                                                                                    -------------  ------------
                                                                                     (Restated)      (Restated)
CURRENT ASSETS:
     Cash and cash equivalents                                                      $   1,698,099  $   1,559,116
     Short-term investments                                                                55,426         53,146
     Accounts receivable - net of allowance for doubtful
        accounts of $290,000 in 1997 and $170,000 in
        1996 (includes receivables from related parties
        of $86,413 and $105,325)                                                          419,470        329,146
     Notes receivable - net (Note 4)                                                      149,080         48,478
     Due from related parties (Note 13)                                                    11,001         28,039
     Prepaid expenses and miscellaneous receivables                                        60,158          9,734
     Deferred taxes (Note 9)                                                              145,000         83,000
     Net assets of discontinued operations (Note 14)                                         -            36,635
                                                                                    -------------  -------------

              Total current assets                                                      2,538,234      2,147,294
                                                                                    -------------  -------------
OTHER ASSETS:
     Licenses - net of accumulated amortization of
        $1,657,917 in 1997 and $1,460,376 in 1996 (Note 5)                                864,611      1,062,152
     Equipment, fixtures and leasehold improvements -
        net of accumulated depreciation of $28,871 in
        1997 and $19,549 in 1996                                                           50,831         20,031
     Security deposits and other                                                           79,103         60,460
     Notes receivable - net (includes receivables from related
        parties of $27,647 and $31,152) (Notes 4 and 13)                                  451,309        134,893
                                                                                    -------------  -------------

              Total other assets                                                        1,445,854      1,277,536
                                                                                    -------------  -------------

TOTAL ASSETS                                                                        $   3,984,088  $   3,424,830
                                                                                    =============  =============

         The accompanying notes are an integral part of these statements

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                MAY 31,
                                                                                    ---------------------------
                                                                                        1997            1996
                                                                                    -------------  ------------
                                                                                     (Restated)      (Restated)
CURRENT LIABILITIES:
     Cash overdraft                                                                 $        -     $      18,044
     Current maturities of long-term debt (Note 5)                                        235,240        245,956
     Accounts payable                                                                     207,316         56,968
     Accrued expenses and other current liabilities                                         8,147         12,778
     Income taxes payable                                                                 141,510         61,905
                                                                                    -------------  -------------

         Total current liabilities                                                        592,213        395,651
                                                                                    -------------  -------------

OTHER LIABILITIES:
     Long-term debt (Note 5)                                                              498,839        541,080
     Deferred rent payable                                                                 13,679         14,719
                                                                                    -------------  -------------

                                                                                          512,518        555,799

         Total liabilities                                                              1,104,731        951,450
                                                                                    -------------  -------------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Note 7):
     Common stock ($.00001 par value; 950,000,000 shares
       authorized, 1,148,865 shares issued and
       outstanding)                                                                            12             12
     Additional paid-in capital                                                         2,738,015      2,738,015
     Retained earnings                                                                    647,768        186,676
                                                                                    -------------  -------------
                                                                                        3,385,795      2,924,703
     Less: Treasury stock (199,500 and 179,500 shares at cost) (Note 8)                   506,438        451,323
                                                                                    -------------  -------------

         Total stockholders' equity                                                     2,879,357      2,473,380
                                                                                    -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $   3,984,088  $   3,424,830
                                                                                    =============  =============

         The accompanying notes are an integral part of these statements

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                   YEARS ENDED MAY 31,
                                                                     ------------------------------------------
                                                                         1997           1996            1995
                                                                     -------------  -------------  ------------
                                                                                                     (Restated)
REVENUES:
   Royalty income (includes royalty income
     from related parties of $301,394, $243,760
     and $165,129, respectively)                                     $   2,480,866  $   2,244,818  $   1,747,988
   Interest, dividends and other income                                    107,232         99,621         49,785
   Sub-license income (includes sub-license
     income from related parties of $41,588,
     $-0- and $61,754, respectively)                                       159,697           -           104,214
   Gain on sale of investment (Note 2)                                        -              -            35,400
                                                                     -------------  -------------  -------------

         Total revenues                                                  2,747,795      2,344,439      1,937,387
                                                                     -------------  -------------  -------------

EXPENSES:
   Payroll and related costs                                               453,573        362,554        337,207
   Other general and administrative                                      1,204,780        784,717        541,426
   Amortization                                                            197,541        197,541        197,541
   Advertising                                                              78,544         73,538         46,805
   Interest                                                                 61,039         68,558         75,602
   Lawsuit judgment (Note 11)                                                 -            15,763         10,000
   Minority interests                                                         -              -            89,200
                                                                     -------------  -------------  -------------

         Total expenses                                                  1,995,477      1,502,671      1,297,781
                                                                     -------------  -------------  -------------

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES (CREDITS)                                           752,318        841,768        639,606

INCOME TAXES (CREDITS) (Note 9)                                            311,168        328,324         (2,000)
                                                                     -------------  -------------  -------------

INCOME FROM CONTINUING OPERATIONS                                          441,150        513,444        641,606

DISCONTINUED OPERATIONS (Note 14):
   Income (loss) from operations of travel agency
     disposed of (net of income taxes of $10,000,
     $8,000 and $-0-, respectively)                                         19,942         19,996        (31,701)
                                                                     -------------  -------------  -------------


NET INCOME                                                           $     461,092  $     533,440  $     609,905
                                                                     =============  =============  -------------

         The accompanying notes are an integral part of these statements

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (CONTINUED)

                                                                                   YEARS ENDED MAY 31,
                                                                     -----------------------------------------
                                                                         1997           1996            1995
                                                                     -------------  -------------  -----------
                                                                                                     (Restated)
NET EARNINGS PER COMMON AND
   COMMON EQUIVALENT SHARE:
     Continuing operations (Note 15)                                    $  .43         $   .43         $  .56
     Discontinued operations                                               .02             .01           (.03)
                                                                        ------         -------         ------

                                                                        $  .45         $   .44         $  .53
                                                                        ======         =======         ======




WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES (Note 15)                                1,029,373       1,227,894      1,161,347
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


DIVIDENDS                                                                 NONE            NONE           NONE



         The accompanying notes are an integral part of these statements

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                            COMMON STOCK,
                                             $.00001 PAR
                                          VALUE, AUTHORIZED
                                         950,000,000 SHARES     ADDITIONAL        RETAINED        TREASURY STOCK
                                     -------------------------   PAID-IN          EARNINGS       ----------------
                                         SHARES        AMOUNT    CAPITAL          (DEFICIT)      SHARES   AMOUNT          TOTAL
                                     -------------  ---------  ------------      ----------     -------- --------        -------
BALANCE - May 31, 1994 -
  as previously reported                979,865         $ 10       $2,560,229   $(1,069,581)        -     $     -        $1,490,658

Prior period adjustment - error in
  recording cumulative equity of
  minority interests in losses
  (Note 18)                                -             -           (250,000)      112,912         -           -          (137,088)
                                      ---------         ----       ----------   -----------    ---------  ----------     ----------

BALANCE - MAY 31, 1994 -
  - as restated                         979,865           10        2,310,229      (956,669)        -           -         1,353,570

Exercise of stock options (Note 7)       94,000            1          201,499          -            -           -           201,500

Issuance of shares on acquisition of
  minority interests of subsidiary
  (Note 2)                               75,000            1          226,287          -            -           -           226,288

Net income for the year ended
  May 31, 1995                             -              -              -          609,905         -           -           609,905
                                      ---------         ----       ----------   -----------      -------  ----------     ----------

BALANCE - MAY 31, 1995                1,148,865           12        2,738,015      (346,764)        -           -         2,391,263

Repurchase of common stock (Note 8)        -              -              -             -         179,500    (451,323)      (451,323)

Net income for the year ended
  May 31, 1996                             -              -              -          533,440         -           -           533,440
                                      ---------         ----       ----------   -----------      -------  ----------     ----------

BALANCE - MAY 31, 1996                1,148,865           12        2,738,015       186,676      179,500    (451,323)     2,473,380

Repurchase of common stock (Note 8)        -             -               -             -          20,000     (55,115)       (55,115)

Net income for the year ended
  May 31, 1997                             -             -               -          461,092         -           -           461,092
                                      ---------         ----       ----------   -----------      -------  ----------     ----------


BALANCE - MAY 31, 1997                1,148,865         $ 12       $2,738,015   $   647,768      199,500  $ (506,438)    $2,879,357
                                      =========         ====       ==========   ===========      =======  ==========     ==========

         The accompanying notes are an integral part of these statements

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            YEARS ENDED MAY 31,
                                                                               ------------------------------------------
                                                                                   1997            1996           1995
                                                                               -------------  -------------  ------------
                                                                                                             (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $    461,092   $   533,440    $   609,905
   (Income) loss from discontinued operations                                        (19,942)      (19,996)        31,701
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Expenses (income) not requiring the use of cash:
         Provision for losses on accounts
           and notes receivable                                                      189,173        97,469         34,866
         Depreciation                                                                  9,322         1,430          3,623
         Amortization of licenses                                                    197,541       197,541        197,541
         Gain on sale of investment                                                     -             -           (35,400)
         Interest expense - imputed                                                   45,043        52,048         60,935
         Interest income - imputed                                                   (13,167)       (6,403)        (6,994)
         Deferred income taxes                                                       (62,000)       89,000        (75,000)
         Minority interests                                                             -             -            89,200
       Changes in assets and liabilities:
         Accounts receivable                                                        (210,324)     (141,548)      (115,359)
         Prepaid expenses                                                            (50,424)       18,988        (28,628)
         Cash overdraft                                                              (18,044)       18,044           -
         Accounts payable and other current liabilities                              225,322       (82,009)        61,986
         Deferred rent payable                                                        (1,040)       10,319         (1,350)
         Net assets of discontinued operations                                        (1,580)      (21,814)        58,871
                                                                                ------------   -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                            750,972       746,509        885,897
                                                                                ------------   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                               (55,426)     (302,138)      (625,876)
   Redemption of short-term investments                                               53,146       699,868        175,000
   (Increase) decrease in due from related parties                                    17,038       231,961       (260,000)
   Acquisition of fixed assets                                                       (40,122)      (21,461)          -
   Proceeds from sale of investment                                                     -             -             5,000
   Additions to notes receivable                                                    (690,492)      (20,000)      (181,213)
   Payments of notes receivable                                                      217,468        63,249         64,650
   Security deposits                                                                 (18,643)        1,900        (55,586)
   Net assets of discontinued operations                                               2,200          (500)          -
                                                                                ------------   -----------    -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 (514,831)      652,879       (878,025)
                                                                                ------------   -----------    -----------

         The accompanying notes are an integral part of these statements


                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                                                                            YEARS ENDED MAY 31,
                                                                               ------------------------------------------
                                                                                   1997            1996           1995
                                                                               -------------  -------------  ------------
                                                                                                             (Restated)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt                                                   $    (98,000)  $   (168,000)  $  (168,000)
   Exercise of employee stock options                                                   -              -          201,500
   Repurchase of common stock                                                        (55,115)      (451,323)         -
                                                                                ------------   ------------   -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 (153,115)      (619,323)       33,500
                                                                                ------------   ------------   -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               83,026        780,065        41,372

CASH AND CASH EQUIVALENTS - beginning                                              1,615,073        835,008       793,636
                                                                                ------------   ------------   -----------

CASH AND CASH EQUIVALENTS - ending
   (includes cash of discontinued operations of $-0-,
   $55,957 and $78,271, respectively)                                           $  1,698,099   $  1,615,073   $   835,008
                                                                                ============   ============   ===========


SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
     Receipt of notes receivable on sale of investment                          $       -      $       -      $    30,000
                                                                                ============   ============   ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                                   $     61,039   $     68,558   $    75,602
     Income taxes                                                                    316,313        238,876        15,542

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


NOTE 2 - ACQUISITIONS/DISPOSITIONS

     In 1989, Haldane acquired 80% of the outstanding shares of Career Services Management Corp. ("CSM") for $800. CSM acquired 100% of DRB for $1,250,000 consisting of $1,000,000 in cash and a note payable of $250,000 which currently is $200,000 (Note 5). On February 2, 1995, Haldane acquired the remaining 20% of the outstanding shares of CSM for 75,000 shares of its own common stock (see Note 18). CSM is currently inactive.

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

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1997, 1996 AND 1995


NOTE 3 - NEW ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of" which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The adoption of SFAS No. 121 had no effect on the Companies' consolidated financial statements since the Companies annually review the carrying value and the amortization of its intangible assets.

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

     If the Companies had elected to recognize compensation expense for stock options granted based on the method presented by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                                                                    Year Ending May 31,
                                                                                --------------------------
                                                                                   1997           1996
                                                                                ----------     -----------
              Net income - as reported                                          $  461,092     $   533,440
              Net income - pro forma                                            $  416,092     $   497,440
              Earnings per share - as reported                                        $.45            $.44
              Earnings per share - pro forma                                          $.41            $.41

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


NOTE 4 - NOTES RECEIVABLE

     Notes receivable at May 31, consist of the following:

                                                                                    1997           1996
                                                                                -------------  ------------
     Various non-interest bearing notes receivable in connection
       with the sale of sub-licenses                                              $  177,300     $  100,500
     LaSalle Consulting - receivable in equal monthly installments
       of $2,097 through April 2002, with interest at 24% per annum                   72,909         79,640
     Note receivable - employee/stockholder in 36 equal monthly installments of $589 through October 1998, including
       interest at 6% per annum                                                        9,444         16,111
     Notes receivable in connection with the sale of Andover stock
       (Note 2), originally due April 1997, extended to October 1997,
       with interest at 10% per annum                                                 30,000         30,000
     Note receivable - sub-licensee in equal monthly installments of
       $1,000 through December 1997, $2,000 from January 1998 through December
       1998 and $3,000 from January 1999 through December 2002 with a final payment of approximately $1,800
       in January 2003 including interest at 7% per annum                            176,795           -
     Note receivable in equal monthly installments of $5,000 through
       2001 with interest at 7% per annum                                            215,000           -
     Note receivable in equal monthly installments of $200 through
       March 1998 with the balance due April 1999, with interest at
       8% per annum; secured by stock in an affiliated company                        34,130           -
                                                                                  ----------     ----------
                                                                                     715,578        226,251
     Less:  Unamortized discounted interest imputed at 7% to 8.5%
                  on the above non-interest bearing notes                             50,189          7,880
                                                                                  ----------     ----------
                                                                                     665,389        218,371
     Less:  Allowance for credit losses on the above non-interest
                  bearing notes (see below)                                           65,000         35,000
                                                                                  ----------     ----------
                                                                                     600,389        183,371
     Less:  Current portion                                                          149,080         48,478
                                                                                  ----------     ----------
                                                                                  $  451,309     $  134,893
                                                                                  ==========     ==========

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1997, 1996 AND 1995


NOTE 4 - NOTES RECEIVABLE (CONTINUED)

     The amounts due over the next five years, net of imputed interest of $50,189 and allowance for credit losses of $65,000, are as follows:

                           Year Ending May 31,
                           -------------------

                                   1998                          $  149,080
                                   1999                             140,270
                                   2000                              96,534
                                   2001                              97,766
                                   2002                              89,690
                                   Subsequent                        27,049
                                                                 ----------
                                                                 $  600,389
                                                                 ==========

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


                                                                         1997         1996
                                                                         ----         ----
                      Notes receivable - impaired                     $  406,492   $  122,620
                      Less: Allowance for credit losses                   65,000       35,000
                                                                      ----------   ----------
                                                                         341,492       87,620
                      Notes receivable - not impaired
                         and no allowance for credit losses              258,897       95,751
                                                                      ----------   ----------
                                                                      $  600,389   $  183,371
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

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1997, 1996 AND 1995


NOTE 5 - LONG-TERM DEBT

     Long-term debt at May 31, consists of the following:

                                                                                     1997          1996
                                                                                 ------------  ------------
         B&E Partnership - payable in monthly installments of
           $7,000 through June 2006.  Secured by a license
           agreement.  This note is non-interest bearing.                        $    756,000  $    854,000
         Dan R. Bruce - principal amount of $200,000 due February
           1998 with interest due in monthly payments of $1,333.
           The note is secured by a license agreement and currently
           bears interest at an annual rate of eight percent.                         200,000       200,000
                                                                                 ------------  ------------
                  Total debt obligations                                              956,000     1,054,000
           Less:  Unamortized discounted interest imputed at eight
                     percent on the above non-interest bearing loan.                  221,921       266,964
                                                                                 ------------  ------------
                  Total present value of debt                                         734,079       787,036
           Less:  Current portion                                                     235,240       245,956
                                                                                 ------------  ------------
                                                                                 $    498,839  $    541,080
                                                                                 ============  ============


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

     The following is a schedule by years of future minimum rental payments and sublease income under these leases (rounded to thousands):

                                                                              Minimum
                                                                              Rental           Sublease
                           Year Ending May 31,                               Payments           Income
                           -------------------                               --------           ------
                                 1998                                      $    142,000        $   83,000
                                 1999                                           119,000            83,000
                                 2000                                           119,000            83,000
                                 2001                                           128,000            90,000
                                 2002                                           133,000            93,000
                                 Subsequent                                     443,000           311,000
                                                                           ------------        ----------
                                                                           $  1,084,000        $  743,000
                                                                           ============        ==========

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

NOTE 7 - COMMON STOCK OPTIONS AND WARRANTS

     Stock Options
     -------------

     The stock option transactions for the three fiscal years ended May 31, are summarized as follows:

                                                                                  1997       1996       1995
                                                                                --------  ---------  ----------
     Outstanding - beginning of year (exercisable at a price of
        $.25 to $3.50 per share)                                                 386,000    326,000    355,000
     Granted at $2.50 per share                                                   60,000     60,000     65,000
     Terminated                                                                 (161,000)      -          -
     Exercised at prices ranging from $.25 to $2.25 per share                       -          -       (94,000)
                                                                                --------  ---------  ---------

     Outstanding - end of year (exercisable at a price range of
        $.25 to $2.50 per share)                                                 285,000    386,000    326,000
                                                                                 =======    =======    =======

     Exercisable - end of year                                                   285,000    386,000    326,000
                                                                                 =======    =======    =======

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1997, 1996 AND 1995


NOTE 7 - COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

     Stock Options (Continued)
     ------------------------

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

     Income Taxes
     ------------

     Provision for income taxes for the years ended May 31, consists of the following:

                                                                              1997         1996        1995
                                                                          ----------   ----------   ----------
         Current:
           Federal                                                        $  267,457   $  163,448   $     -
           State and local                                                   105,711       75,876       73,000
                                                                          ----------   ----------   ----------
                                                                             373,168      239,324       73,000

         Deferred:
           Federal                                                           (51,000)      93,000      231,000
           State and local                                                   (11,000)      (4,000)        -
         Change in valuation allowance                                          -            -        (306,000)
                                                                          ----------   ----------   ----------
                                                                          $  311,168   $  328,324   $   (2,000)
                                                                          ==========   ==========   ==========

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1997, 1996 AND 1995


NOTE 9 - INCOME TAXES (CONTINUED)

     Income Taxes (Continued)
     ------------

     Reconciliation of statutory rate to effective income tax rate on continuing operations for the years ended May 31, is as follows:

                                                                            1997        1996           1995
                                                                          ---------   ----------   ----------
         At federal statutory rates                                           34.0%        34.0%        34.0%
         Effect of:
             State income taxes, net of federal benefit                        8.2          7.9          9.8
             Permanent differences                                             1.2           .7         -
             Tax benefit of operating loss carryforwards                       -           (2.6)       (33.1)
             Overaccrual of prior year taxes                                  (2.0)        (1.0)        -
             Change in valuation allowance                                     -           -           (10.7)
                                                                           -------     --------      -------

                      Total                                                   41.4%        39.0%        -   %
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

NOTE 12 - GEOGRAPHIC AREAS

     The Companies earned royalty income and sub-licensee income from five Canadian franchisees and one franchisee located in the United Kingdom for the years ended May 31, as follows:


                                                       Royalty Income             Sub-Licensee Income
                                          --------------------------------------------------------------------
                                              1997         1996         1995        1997       1996       1995
                                          -----------  -----------   -----------  --------   --------   ------
         Canada                           $   201,148  $   158,572   $   114,221  $ 18,559   $   -      $   -
                                          ===========  ===========   ===========  ========   ========   =====
         United Kingdom                   $    12,123  $      -      $      -     $   -      $   -      $   -
                                          ===========  ===========   ===========  ========   ========   =====


     All other revenues are from United States sources.

     Included in accounts receivable and notes receivable at May 31, are amounts owed by the Canadian and United Kingdom franchisees, as follows:

                                                                    Accounts Receivable     Notes Receivable
                                                                    -------------------     ----------------
                                                                     1997         1996      1997        1996
                                                                     ----         ----      ----        ----
         Canada                                                   $  78,047     $ 93,088  $  15,063     $   -
                                                                  =========     ========  =========     =====
         United Kingdom                                           $   2,189     $   -     $    -        $   -
                                                                  =========     ========  =========     =====

NOTE 13 - RELATED PARTY TRANSACTIONS

     As of May 31, 1997, 1996 and 1995, a principal officer and director of Haldane owned and operated offices as follows:

                                                                           1997       1996       1995
                                                                         ---------  ---------  -------
                           Canada (Note 12)                                  5          5          5
                           United States                                     2          4          4
                           United Kingdom (Note 12)                          1          -          -
                                                                            ---        ---        --
                                 Total offices                               8          9          9
                                                                            ===        ===        ==

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


NOTE 14 - DISCONTINUED OPERATIONS

     On May 31, 1996, Haldane adopted a plan to terminate its travel agency operations which ceased in February 1997.

     The components of net assets of discontinued travel agency operations included in the consolidated balance sheets at May 31, are as follows:

                                                                            1997            1996
                                                                         -----------    ----------
                           Cash and cash equivalents                      $    -         $  55,957
                           Prepaid expenses                                    -             4,240
                           Property and equipment - net                        -               635
                           Other assets                                        -             2,200
                           Accounts payable                                    -            (3,225)
                           Income taxes payable                                -            (8,000)
                           Deferred income                                     -           (15,172)
                                                                          ---------      ---------
                                Net assets                                $    -         $  36,635
                                                                          =========      =========

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1997, 1996 AND 1995


NOTE 15 - EARNINGS PER SHARE

     Net Earnings Per Common
       and Common Equivalent Share
     -----------------------------

     Net earnings per share for the years ended May 31, were calculated using the modified treasury stock method as follows:

                                                                          1997            1996          1995
                                                                      -------------  ------------  ------------
      Earnings

      Income from continuing operations                               $    441,150   $    513,444  $     639,606

      Modified Treasury Stock Method
      ------------------------------

      Incremental income after the application of assumed
      proceeds toward repurchase of 20% of the outstanding
      common shares at the average market price and the
      reduction of debt, net of applicable income taxes                      1,111         11,452          6,845
                                                                      ------------   ------------  -------------

      Adjusted earnings                                               $    442,261   $    524,896  $     646,451
                                                                      ============   ============  =============
      Shares
      ------

      Weighted average number of common shares outstanding                 950,903      1,105,442      1,070,365

      Additional shares assuming conversion of:
        Stock options and warrants utilizing the modified
           treasury stock method                                            78,470        122,452         90,982
                                                                      ------------   ------------  -------------

      Number of common and common equivalent shares                      1,029,373      1,227,894      1,161,347
                                                                      ============   ============  =============

      Earnings per common and common equivalent share
        from continuing operations                                            $.43           $.43           $.56
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1997, 1996 AND 1995


NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The amounts at which cash, accounts receivable, short-term notes receivable, due from related parties, accounts payable and other current liabilities are presented in the balance sheets approximate their fair value due to their short maturities. The following table presents the carrying amounts and fair values at May 31, 1997 and 1996 for long-term notes receivable and debt:

                                                                 1997                           1996
                                                      ----------------------------  ----------------------------
                                                         Carrying        Fair            Carrying        Fair
                                                          Amount         Value            Amount         Value
                                                          ------         -----            ------         -----
              Long-term notes receivable              $    451,000    $    442,000  $    135,000   $     129,000
                                                      ============    ============  ============   =============

              Long-term debt                          $    499,000    $    526,000  $    541,000   $     570,000
                                                      ============    ============  ============   =============

     The fair value of long-term notes receivable and debt has been determined based on discounted cash flow using a market rate of interest at the balance sheet date as applicable to comparable notes and debt.


NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            1st            2nd           3rd             4th
                                                            ---            ---           ---             ---
        1997
        ----

        Revenues                                      $    649,981    $    687,556  $    649,042   $     761,216
        Income from continuing operations
           before income taxes                             264,999         248,111       146,257          92,951
        Income taxes                                       106,000          99,000        43,368          62,800
        Income from continuing operations                  158,999         149,111       102,889          30,151
        Income (loss) from discontinued
           operations                                      (10,241)         28,204           (21)          2,000
        Net income                                         148,758         177,315       102,868          32,151

        Net earnings per common and common
           equivalent share:
              Continuing operations                           $.16            $.15          $.10            $.03
              Discontinued operations                         (.01)            .03           -               -
                                                              ----            ----          ----            ----
        Total                                                 $.15            $.18          $.10            $.03
                                                              ====            ====          ====            ====

        Market price per share:
           High                                              $2.87           $2.44         $2.75           $2.50
           Low                                                2.43            2.44          2.25            2.25

                                      F-24

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MAY 31, 1997, 1996 AND 1995


NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                            1st            2nd           3rd             4th
                                                            ---            ---           ---             ---
        1996
        ----

        Revenues                                      $    583,937    $    597,046  $    562,246   $     601,210
        Income from continuing operations
           before income taxes                             222,901         212,146       215,409         191,312
        Income taxes                                        85,000          71,000        81,796          90,528
        Income from continuing operations                  137,901         141,146       133,613         100,784
        Income (loss) from discontinued
           operations                                      (10,131)        (35,360)       61,771           3,716
        Net income                                         127,770         105,786       195,384         104,500

        Net earnings per common and common
           equivalent share:
              Continuing operations                           $.11            $.12          $.11            $.09
              Discontinued operations                         (.01)           (.03)          .05             -
                                                              ----            ----          ----            ----

        Total                                                 $.10            $.09          $.16            $.09
                                                              ====            ====          ====            ====

        Market price per share:
           High                                              $2.56           $2.53         $2.87           $2.56
           Low                                                2.43            2.43          2.43            2.43

        There were no dividends for either year.

NOTE 18 - PRIOR PERIOD ADJUSTMENT

     In 1995 consolidated financial statements have been restated to record the cumulative equity of minority interests in losses, not previously recorded. The effect of the restatement was to decrease net income for the year ended May 31, 1995 by $89,200 ($.08 per share). Retained earnings at May 31, 1994 has been adjusted for the effects of the restatement on prior years.

     On February 2, 1995 the minority interests were purchased through the issuance of 75,000 shares of common stock and was recorded at the book value of the minority interests at that time of $226,288. The difference in the amount recorded and the current market price of the shares issued on that date of $187,500, is not material to the consolidated financial statements.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




BERNARD HALDANE ASSOCIATES, INC.


By: /s/ JEROLD WEINGER
    ___________________________
        JEROLD WEINGER,
      PRESIDENT/TREASURER


DATED: December 31, 1998



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on those dates by the following persons on behalf of this Registrant in the capacities indicate.


By: /s/ JEROLD WEINGER
   _______________________________
        JEROLD WEINGER,
      PRESIDENT/TREASURER/DIRECTOR


DATED: December 31, 1998



/s/ JEFFREY G. KLEIN
___________________________
    JEFFREY G. KLEIN,
    SECRETARY/DIRECTOR


DATED: December 31, 1998