Form 10KSB/A
period 1998-05-31
HALDANE BERNARD ASSOCIATES INC
filed 1999-01-05
CIK 801557

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


                                     COMMON

                                (Title of Class)

Item 6.    Selected Financial Data
----------------------------------

           Summary of Operations:

           For the Years Ended May 31, 1998, 1997, 1996, 1995 and 1994

                           1998            1997             1996 (1)          1995 (1) (2)     1994 (1) (2)
Revenue

Royalty
Income                 $2,411,659      $ 2,480,866        $2,244,818         $1,747,988          $1,214,091


Sublicense
Income                 $  179,556       $  159,697        $       -0-         $ 104,214             $99,625


Consulting
Income                 $  208,694       $      640        $       -0-                -0-                -0-


Other
Income                 $      -0-       $      -0-        $       -0-           $35,400          $      -0-


Interest
Income                 $   88,825       $  106,592        $   99,621            $49,785          $   14,062


Total
Revenues               $2,888,734       $2,747,795        $2,344,439         $1,937,387          $1,327,778


Net Income             $  162,070       $  441,092        $  553,440          $ 609,905          $  161,171


Net Income
    per Share of
    Common Stock
         (Basic)            $0.17            $0.48             $0.48             $0.57                $0.16

    (Diluted)               $0.16            $0.45             $0.46             $0.53                $0.16



         (1)Restated for discontinued operations of retail travel agency.
         (2)Restated for the equity of minority interests in earnings not previously recorded. Net income and net income per share were reduced as follows:


                                          1995               1994
                                          ----               ----
Net income (loss)                      $ (89,200)        $ (44,903)
Net income (loss) per share                (. 08)             (.04)
                  Diluted                  (. 08)            (. 04)

SUMMARY OF BALANCE SHEET AS OF MAY 31

                                        1998                   1997            1996 (1)        1995 (1)        1994 (1) (2)
                                        ----                   ----            --------        --------        ------------
CURRENT ASSETS                    $2,528,263             $2,538,234          $2,147,294       $2,007,844        $1,128,480
Other Assets                      $1,399,935             $1,445,854          $1,277,536       $1,504,467        $1,529,655
TOTAL ASSETS                      $3,928,198             $3,984,088          $3,424,830       $3,512,311        $2,658,135



CURRENT LIABILITIES

Account Payable
and other Current                 $  221,762             $  356,973          $  149,695       $  213,660        $  157,424
Liabilities



Current Maturities
of Long Term Debt                 $   42,437             $  235,240          $  245,956       $  315,951        $  307,065



Other Liabilities                 $  622,572             $  512,518          $  555,799       $  591,437        $  702,988

Minority Interests                         -                      -                   -                -        $ 137, 088

Stockholder's
Equity                            $3,041,427             $2,879,357          $2,473,380       $2,391,263        $1,353,570


TOTAL LIABILITIES
AND STOCKHOLDERS'
EQUITY                            $3,928,198             $3,984,088          $3,424,830       $3,512,311        $2,658,135



        (1)Restated for discontinued operations of retail travel agency.
        (2) Restated for minority interests not previously recorded. These interests were purchased in the fiscal year ended May 31, 1995 and as such there was no net effect on financial statements after that date. Stockholders equity at May 31 1994 and 1993 ere reduced for minority interest as follows:

         Investment by minority                                      $  250,000
         Share of losses 1989 to May 31, 1994                          (112,912)
                                                                     ----------
         Book Value of minority interest May 31, 1994                $  137,088
                                                                     ==========

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

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

         Further limiting royalty income was the voluntary termination of a second license agreement encompassing four offices. With clients to service and no time to interview and investigate prospective purchasers, the Company, through wholly owned subsidiaries, was required to take over the operations of these offices. While operating these offices, the Company generated consulting revenues of approximately $171,000. However, payroll and related costs associated with the operation of these offices resulted in a significant operating deficit. During the coming year, management intends to transfer these offices to existing licensees or other individuals currently within the Haldane network and to date has transferred three of these offices.

         The Company intends to reestablish its presence in Texas and has opened a licensed office in Dallas. However, further expansion in the United States will be limited. Haldane offices are already open in almost every major metropolitan area in the United States and Canada. While there will likely be additional expansion into smaller metropolitan areas, the licensing fee and the royalty revenues which can be generated will likely be significantly less than the typical Haldane office as the geographical and demographical market for the Haldane services and products approach a saturation level.

         In an effort to increase its revenue base, the Company has opened two offices in the United Kingdom. Management remains optimistic that the Company will be able to expand in the overseas market. However, logistical constraints, operational concerns and familiarization with local rules and customs will most likely limit a rapid expansion in Europe.

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

         Mr. and Mrs. Weinger and Mrs. Nadel (the "Weinger-Nadel Group") formed Bernard Haldane Acquisition Corp., a Florida corporation ("NEWCO") for the purpose of merging with and/or combining with the Company. The Weinger-Nadel Group will contribute 731,670 of their shares of Common Stock in the Company to NEWCO in exchange for securities of NEWCO. The Weinger-Nadel Groups's proposal is to be submitted to the vote of the Company's stockholders and will be subject to their approval. However, members of the Weinger- Nadel Group have, and therefore, NEWCO, will have a sufficient number of votes to carry stockholder approval of the proposal. It is anticipated that if such merger or combination is approved, all stockholders (other than member s of the Weinger-Nadel Group), will be entitled to receive $3.00 per share for their shares of the Company's Common Stock or such amount as if found appropriate in court assessing their rights under Florida law. In furtherance of the consummation of this transaction, the Company has filed a Preliminary Schedule 14A and Schedule 13E-3 with the Securities and Exchange Commission (the "Commission"). The

Company has responded to comments submitted by the Commission and anticipates disseminating a proxy statement to all stockholders of record detailing the proposal, the reasons for same and described stockholder rights.

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

         For 1998, the Company increased its allowance for credit losses from $41,000 to $119,500, an increase of $78,500. A significant portion of the increase in the allowance for credit losses is the result of notes receivable from sublicensee offices where owners have experienced financial and cash flow difficulties. The Company has informally extended credit terms until such sublicensees better able to repay their notes according to their respective terms.

         Management does not have concerns regarding the collect- ability of these accounts since the loans to the sublicensee offices are secured by the license, a default under the note payment would result in the loss of the license. Management does not have concerns regarding the collect ability of its other accounts receivable or notes receivable.

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

RESULTS OF OPERATION

         The Company reported income from continuing operations before income taxes of $275,605 on revenues of $2,888,734, and net after tax income of $162,070. This compares to a net after tax income of $461,092 on revenues of $2,747,795 for the fiscal year ended May 31, 1997 and net after tax income of $533,440 on revenues of $2,344,439 for 1996. Royalty income from Haldane offices decreased from $2,480,866 in 1997, to $2,411,659 in 1998. This decline of almost 3% in royalty revenue is primarily attributable to the departure of two licensees from the organization. The Company took over the operation of four of the Haldane offices (three of which has since been sold) and hopes to open new offices in those territories where the licensee breached the sublicensing agreement and abandoned the organization. The Company in 1998 reported $208,694 in consulting income after showing only nominal income in 1997 and no income at all in 1996. Approximately $63,000 of this revenue is attributable to the operations of First Career and the balance is attributable to revenues earned from the operation of Haldane offices in those markets where the license was terminated by Haldane.

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

YEAR 2000 COMPLIANCE

         The Company's systems are Year 2000 ("Y2K") compliant. The cost of such compliance by the Company was less than $10,000. The Y2K compliance issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in a systems failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company does not know if all licensees are Y2K compliant but believe that there will be no material adverse impact upon the Company if an individual licensee's office is not Y2K compliant.

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






                                                 MILLER, ELLIN & COMPANY, LLP
                                                 CERTIFIED PUBLIC ACCOUNTANTS

August 13, 1998
New York, New York

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                               MAY 31,
                                                                                    ---------------------------
                                                                                        1998            1997
                                                                                    -------------  ------------
                                                                                     (Restated)      (Restated)
CURRENT ASSETS:
   Cash and cash equivalents                                                         $  1,693,220   $  1,698,099
   Short-term investments                                                                 108,908         55,426
   Accounts receivable - net of allowance for doubtful
     accounts of $180,000 in 1998 and $290,000 in 1997
     (includes receivables from related parties of $100,635
     and $86,413 in 1998 and 1997, respectively)                                          315,436        419,470
   Notes receivable - net of allowance for credit losses of
     $15,000 in 1998 and $24,000 in 1997, current portion)                                 89,855        149,080
   Due from related parties                                                                 8,887         11,001
   Prepaid expenses and miscellaneous receivables                                         185,957         60,158
   Deferred taxes                                                                         126,000        145,000
                                                                                     ------------   ------------

              Total current assets                                                      2,528,263      2,538,234
                                                                                     ------------   ------------

OTHER ASSETS:
   Licenses - net of accumulated amortization of
     $1,870,372 in 1998 and $1,657,917 in 1997                                            787,626        864,611
   Equipment, fixtures and leasehold improvements -
     net of accumulated depreciation of $46,165 in
     1998 and $28,871 in 1997                                                              48,374         50,831
   Security deposits and other                                                            115,820         79,103
   Notes receivable - net of allowance for credit losses of $119,500 in 1998 and
     $41,000 in 1997 (includes receivables from related
     parties of $44,060 and $29,247 in 1998 and 1997, respectively)                       448,115        451,309
                                                                                     ------------   ------------

              Total other assets                                                        1,399,935      1,445,854
                                                                                     ------------   ------------

TOTAL ASSETS                                                                         $  3,928,198   $  3,984,088
                                                                                     ============   ============

         The accompanying notes are an integral part of these statements


                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                MAY 31,
                                                                                    ----------------------------
                                                                                        1998            1997
                                                                                    -------------  -------------
                                                                                     (Restated)      (Restated)
CURRENT LIABILITIES:
     Current maturities of long-term debt                                           $      42,437  $     235,240
     Accounts payable                                                                     127,314        207,316
     Accrued expenses and other current liabilities                                        32,135          8,147
     Income taxes payable                                                                  62,313        141,510
                                                                                    -------------  -------------

         Total current liabilities                                                        264,199        592,213
                                                                                    -------------  -------------

OTHER LIABILITIES:
     Long-term debt                                                                       599,135        498,839
     Deferred rent payable                                                                 23,437         13,679
                                                                                    -------------  -------------

                                                                                          622,572        512,518

         Total liabilities                                                                886,771      1,104,731
                                                                                    -------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock ($.00001 par value; 950,000,000 shares
       authorized, 1,148,865 shares issued)                                                    12             12
     Additional paid-in capital                                                         2,738,015      2,738,015
     Retained earnings                                                                    809,838        647,768
                                                                                    -------------  -------------
                                                                                        3,547,865      3,385,795
     Less: Treasury stock (199,500 shares at cost)                                        506,438        506,438
                                                                                    -------------  -------------

         Total stockholders' equity                                                     3,041,427      2,879,357
                                                                                    -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $   3,928,198  $   3,984,088
                                                                                    =============  =============

         The accompanying notes are an integral part of these statements

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                   YEARS ENDED MAY 31,
                                                                     ------------------------------------------
                                                                         1998           1997            1996
                                                                     -------------  -------------  ------------
REVENUES:
   Royalty income (includes royalty income
     from related parties of $265,279, $301,394
     and $243,760, respectively)                                     $   2,411,659  $   2,480,866  $   2,244,818
   Consulting income                                                       208,694            640           -
   Interest, dividends and other income                                     88,825        106,592         99,621
   Sub-license income (includes sub-license
     income from related parties of $37,186,
     $41,588 and $-0-, respectively)                                       179,556        159,697           -
                                                                     -------------  -------------  -------------

         Total revenues                                                  2,888,734      2,747,795      2,344,439
                                                                     -------------  -------------  -------------

EXPENSES:
   Payroll and related costs                                               773,945        453,573        362,554
   Other general and administrative                                      1,137,061      1,015,607        703,011
   Amortization                                                            212,455        197,541        197,541
   Bad debt expense                                                        274,677        189,173         97,469
   Advertising                                                             144,699         78,544         73,538
   Interest                                                                 70,292         61,039         68,558
                                                                     -------------  -------------  -------------

         Total expenses                                                  2,613,129      1,995,477      1,502,671
                                                                     -------------  -------------  -------------

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                     275,605        752,318        841,768

INCOME TAXES                                                               113,535        311,168        328,324
                                                                     -------------  -------------  -------------

INCOME FROM CONTINUING OPERATIONS                                          162,070        441,150        513,444

DISCONTINUED OPERATIONS:
   Income from operations of travel agency
     disposed of (net of income taxes of $-0-,
     $10,000 and $8,000, respectively)                                        -            19,942         19,996
                                                                     -------------  -------------  -------------


NET INCOME                                                           $     162,070  $     461,092  $     533,440
                                                                     =============  =============  =============

         The accompanying notes are an integral part of these statements

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (CONTINUED)

                                                                                   YEARS ENDED MAY 31,
                                                                     --------------------------------------------
                                                                         1998           1997            1996
                                                                     -------------  -------------  --------------
EARNINGS PER SHARE:
   Basic:
     Continuing operations                                                $   .17        $   .46         $  .46
     Discontinued operations                                                  -              .02            .02
                                                                          -------        -------         ------
         Net income                                                       $   .17        $   .48         $  .48
                                                                          =======        =======         ======

   Diluted:
     Continuing operations                                                $   .16        $   .43         $  .44
     Discontinued operations                                                  -              .02            .02
                                                                          -------        -------         ------
         Net income                                                       $   .16        $   .45         $  .46
                                                                          =======        =======         ======

         The accompanying notes are an integral part of these statements

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                            COMMON STOCK,
                                             $.00001 PAR
                                          VALUE, AUTHORIZED
                                         950,000,000 SHARES      ADDITIONAL       RETAINED       TREASURY STOCK
                                     --------------------------   PAID-IN         EARNINGS      ----------------
                                         SHARES        AMOUNT     CAPITAL        (DEFICIT)      SHARES    AMOUNT           TOTAL
                                     -------------  ---------  ------------- -  -------------   -------- -------         --------
BALANCE - MAY 31, 1995 -
  as previously reported              1,148,865         $ 12     $2,761,727      $(370,476)         -     $     -       $2,391,263

Prior period adjustment - error in
  recording cumulative equity of
  minority interests in losses             -             -          (23,712)        23,712          -           -             -
                                      ---------         ----     ----------      ---------       -------  ----------    ----------

BALANCE - MAY 31, 1995 -
  as restated                         1,148,865           12      2,738,015       (346,764)         -           -        2,391,263

Repurchase of common stock                 -              -            -              -          179,500    (451,323)     (451,323)

Net income for the year ended
  May 31, 1996                             -              -            -           533,440          -           -          533,440
                                      ---------         ----     ----------      ---------       -------  ----------    ----------

BALANCE - MAY 31, 1996                1,148,865           12      2,738,015        186,676       179,500    (451,323)    2,473,380

Repurchase of common stock                 -             -             -              -           20,000     (55,115)      (55,115)

Net income for the year ended
  May 31, 1997                             -             -             -           461,092          -           -          461,092
                                      ---------         ----     ----------      ---------       -------  ----------    ----------

BALANCE - MAY 31, 1997                1,148,865           12      2,738,015        647,768       199,500    (506,438)    2,879,357

Net income for the year ended
  May 31, 1998                             -             -             -           162,070          -           -          162,070
                                      ---------         ----     ----------      ---------       -------  ----------    ----------

BALANCE - MAY 31, 1998                1,148,865         $ 12     $2,738,015      $ 809,838       199,500  $ (506,438)   $3,041,427
                                      =========         ====     ==========      =========       =======  ==========    ==========

         The accompanying notes are an integral part of these statements

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            YEARS ENDED MAY 31,
                                                                               ------------------------------------------
                                                                                   1998            1997           1996
                                                                               -------------  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $    162,070   $   461,092    $   533,440
   Income from discontinued operations                                                  -          (19,942)       (19,996)
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Expenses (income) not requiring the use of cash:
         Provision for losses on accounts
           and notes receivable                                                      274,677       189,173         97,469
         Depreciation                                                                 17,294         9,322          1,430
         Amortization of licenses                                                    212,455       197,541        197,541
         Gain on sale of office                                                       (2,100)         -              -
         Interest expense - imputed                                                   52,873        45,043         52,048
         Interest income - imputed                                                   (14,886)      (13,167)        (6,403)
         Deferred income taxes                                                        19,000       (62,000)        89,000
       Changes in assets and liabilities:
         Accounts receivable                                                         (30,518)     (210,324)      (141,548)
         Prepaid expenses and miscellaneous receivables                             (125,799)      (50,424)        18,988
         Cash overdraft                                                                 -          (18,044)        18,044
         Accounts payable and other current liabilities                             (135,211)      225,322        (82,009)
         Deferred rent payable                                                         9,758        (1,040)        10,319
         Net assets of discontinued operations                                          -           (1,580)       (21,814)
                                                                                ------------   -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                            439,613       750,972        746,509
                                                                                ------------   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                              (108,908)      (55,426)      (302,138)
   Redemption of short-term investments                                               55,426        53,146        699,868
   Decrease in due from related parties                                                2,114        17,038        231,961
   Acquisition of fixed assets                                                       (14,837)      (40,122)       (21,461)
   Acquisition of offices                                                            (48,955)         -              -
   Additions to notes receivable                                                    (192,556)     (690,492)       (20,000)
   Payments of notes receivable                                                      144,074       217,468         63,249
   Security deposits                                                                    -          (18,643)         1,900
   Net assets of discontinued operations                                                -            2,200           (500)
                                                                                ------------   -----------    -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 (163,642)     (514,831)       652,879
                                                                                ------------   -----------    -----------

         The accompanying notes are an integral part of these statements

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                            YEARS ENDED MAY 31,
                                                                               ---------------------------------------------
                                                                                   1998            1997           1996
                                                                               -------------  -------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt                                                   $   (280,850)  $    (98,000)  $    (168,000)
   Repurchase of common stock                                                           -           (55,115)       (451,323)
                                                                                ------------   ------------   -------------

NET CASH USED IN FINANCING ACTIVITIES                                               (280,850)      (153,115)       (619,323)
                                                                                ------------   ------------   -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               (4,879)        83,026         780,065

CASH AND CASH EQUIVALENTS - beginning                                              1,698,099      1,615,073         835,008
                                                                                ------------   ------------   -------------

CASH AND CASH EQUIVALENTS - ending
   (includes cash of discontinued operations of $-0-,
   $55,957 and $78,271, respectively)                                           $  1,693,220   $  1,698,099   $   1,615,073
                                                                                ============   ============   =============


SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
     Receipt of notes receivable on sale of office                              $     14,438   $       -      $        -
                                                                                ============   ============   =============
     Additional license costs through issuance of long-term debt                $    135,470   $       -      $        -
                                                                                ============   ============   =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                                   $     66,292   $     61,039   $      68,558
     Income taxes                                                                    207,302        316,313         238,876

         The accompanying notes are an integral part of these statements

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 1998, 1997 AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations
     --------------------

     Bernard Haldane Associates, Inc. ("Haldane") through its wholly-owned subsidiary, DRB Ltd. ("DRB") owns the worldwide licensing rights to the Bernard Haldane name and system of career consulting. Haldane is the franchiser of 76 career consulting offices operating in the United States, Canada and the United Kingdom. First Career Corp. ("FCC"), a wholly-owned subsidiary, has developed a specifically designed career consulting program for graduating college students. During the year ended May 31, 1998, two new wholly-owned subsidiaries, DRB Management and Consulting Services, Inc. ("DRB Mgmt.") and Career Advisory and Management Services, Inc. ("Career Advisory"), began operating four offices in the United States, one of which was sold in May 1998.The operation of these offices was a temporary situation brought on by the financial difficulties of the franchisees. The offices will be disposed of as soon as practicable. Revenue from the operation of these offices was included in consulting income in the financial statements. On May 31, 1996, another subsidiary, Quantum Tours International, Inc. ("QT") discontinued its full service travel agency. All other subsidiaries are inactive.

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

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 1998, 1997 AND 1996


NOTE 3 - NOTES RECEIVABLE

     Notes receivable at May 31, consist of the following:

                                                                                    1998           1997
                                                                                -------------  ------------
     Various non-interest bearing notes receivable in connection
       with the sale of sub-licenses                                              $  221,400     $  177,300
     LaSalle Consulting - receivable in equal monthly installments
       of $2,097 through April 2002, with interest at 24% per annum                   64,336         72,909
     Note receivable - employee/stockholder in equal monthly
       installments of $608 through April 2001, including
       interest at 6% per annum                                                       19,444          9,444
     Notes receivable in connection with the sale of Andover stock,
       originally due April 1997, written off in May 1998                               -            30,000
     Note receivable - sub-licensee in equal monthly installments of
       $1,000 through December 1997, $2,000 from January 1998 through December
       1998 and $3,000 from January 1999 through December 2002 with a final payment of approximately $1,800
       in January 2003 including interest at 7% per annum                            168,795        176,795
     Note receivable in equal monthly installments of $5,000 through
       2001 with interest at 7% per annum                                            195,000        215,000
     Note receivable - sub-licensee, in connection with the sale of the
       Oklahoma City office, in equal monthly installments of $1,000 commencing
       January 2000 through April 2001, with a final
       payment of $1,500 in May 2001                                                  17,500           -
     Note receivable in equal monthly installments of $200 through
       March 1998 with the balance due April 1999, with interest at
       8% per annum; secured by stock in an affiliated company                        33,030         34,130
                                                                                  ----------     ----------
                                                                                     719,505        715,578
     Less:  Unamortized discounted interest imputed at 7% to 8.5%
                  on the above non-interest bearing notes                             47,035         50,189
                                                                                  ----------     ----------
                                                                                     672,470        665,389
     Less:  Allowance for credit losses on the above notes (see below)               134,500         65,000
                                                                                  ----------     ----------
                                                                                     537,970        600,389
     Less:  Current portion                                                           89,855        149,080
                                                                                  ----------     ----------
                                                                                  $  448,115     $  451,309
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

                                                                         1998         1997
                                                                         ----         ----
                      Notes receivable - impaired                     $  527,255   $  406,492
                      Less: Allowance for credit losses                  134,500       65,000
                                                                      ----------   ----------
                                                                         392,755      341,492
                      Notes receivable - not impaired
                         and no allowance for credit losses              145,215      258,897
                                                                      ----------   ----------
                                                                      $  537,970   $  600,389
                                                                      ==========   ==========

     Changes in the allowance for credit losses for the years ended May 31, are as follows:

                                                                   1998           1997           1996
                                                              -------------  -------------   ------------
              Balance - beginning of year                       $   65,000      $ 35,000       $  19,000
              Additions                                             73,310        30,000          16,000
              Direct write-offs                                     (3,810)         -               -
                                                                ----------      --------       ---------
              Balance - end of year                             $  134,500      $ 65,000       $  35,000
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
                                                                                 ============  ============

     Long-term debt as of May 31, 1998 is payable as follows:

                           Year Ending May 31,
                           -------------------

                                 1999                               $   42,437
                                 2000                                   50,743
                                 2001                                   59,979
                                 2002                                   70,232
                                 2003                                   81,599
                                 Subsequent                            336,582
                                                                    ----------
                                                                    $  641,572
                                                                    ==========

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 1998, 1997 AND 1996


NOTE 5 - COMMITMENTS AND CONTINGENCIES

     Leases
     ------

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

     The following is a schedule by years of future minimum rental payments and sublease income under these leases (rounded to thousands):

                                                                              Minimum
                                                                              Rental           Sublease
                           Year Ending May 31,                               Payments           Income
                           -------------------                               --------           ------
                                 1999                                      $    174,000        $  101,000
                                 2000                                           163,000           101,000
                                 2001                                           181,000           112,000
                                 2002                                           186,000           115,000
                                 2003                                           186,000           115,000
                                 Subsequent                                     493,000           303,000
                                                                           ------------        ----------
                                                                           $  1,383,000        $  847,000
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

                                                                                     Year Ending May 31,
                                                                           -------------------------------------
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


NOTE 10 - GEOGRAPHIC AREAS

     The Companies earned royalty income and sub-licensee income from five Canadian franchisees and one franchisee located in the United Kingdom for the years ended May 31, as follows:

                                                       Royalty Income             Sub-Licensee Income
                                          --------------------------------------------------------------------
                                              1998         1997         1996        1998       1997       1996
                                          -----------  -----------   -----------  --------   --------   ------
         Canada                           $   167,594  $   201,148   $   158,572  $          $ 18,559   $   -
                                          ===========  ===========   ===========  ========   ========   ======
         United Kingdom                   $    36,292  $    12,123   $      -     $ 37,186   $   -      $   -
                                          ===========  ===========   ===========  ========   ========   ======

     All other revenues are from United States sources.

     Included in accounts receivable and notes receivable at May 31, are amounts owed by the Canadian and United Kingdom franchisees, as follows:

                                                                    Accounts Receivable      Notes Receivable
                                                                    -------------------      ----------------
                                                                     1998         1997       1998         1997
                                                                     ----         ----       ----         ----
         Canada                                                   $  57,191     $ 78,047  $   4,895     $ 15,963
                                                                  =========     ========  =========     ========
         United Kingdom                                           $  38,481     $  2,189  $  37,186     $   -
                                                                  =========     ========  =========     ========

NOTE 11 - RELATED PARTY TRANSACTIONS

     As of May 31, 1998, 1997 and 1996, a principal officer and director of Haldane owned and operated offices as follows:

                                                                           1998       1997       1996
                                                                         ---------  ---------  --------
                           Canada                                              5         5          5
                           United States                                       2         2          4
                           United Kingdom                                      2         1          -
                                                                            ----       ---        ---
                                 Total offices                                 9         8          9
                                                                            ====       ===        ===

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 1998, 1997 AND 1996

NOTE 13 - EARNINGS PER SHARE

     Net Earnings Per Common
       and Common Equivalent Share
     -----------------------------

     Earnings per share for the years ended May 31, were calculated using the modified treasury stock method as follows:

                                                                         1998           1997            1996
                                                                     -------------  -------------  -------------
     Numerator
     ---------
       Income from continuing operations                              $    162,070   $    441,150   $    513,444

       Impact of potential common shares                                      -              -              -
                                                                      ------------   ------------   ------------

       Income available to common stockholders
         after assumed conversion of dilutive securities              $    162,070   $    441,150   $    513,444
                                                                      ============   ============   ============

       Income from discontinued operations                            $       -      $     19,942   $     19,996
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


NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            1st            2nd           3rd             4th
                                                            ---            ---           ---             ---
     1998
     ----

       Revenues                                        $  798,628      $  718,300    $  605,895      $  765,911
                                                       ==========      ==========    ==========      ==========
       Income (loss) from operations
         before income taxes                           $  266,025      $  189,129    $  (94,785)     $  (84,764)
       Income taxes                                       110,000          76,800        43,276          29,989
                                                       ----------      ----------    ----------      ----------
       Net income (loss)                               $  156,025      $  112,329    $  (51,509)     $  (54,775)
                                                       ==========      ==========    ==========      ==========

       Net earnings (loss) per common share:
         Basic:
           Continuing operations                           $   .16        $   .12       $  (.05)         $ (.06)
           Discontinued operations                            -               -             -               -
                                                           ------         -------       -------          ----
                  Net income (loss)                        $  .16         $   .12       $  (.05)         $ (.06)
                                                           ======         =======       =======          ======

         Diluted:
           Continuing operations                           $  .15         $   .11       $  (.05)         $ (.05)
           Discontinued operations                            -               -             -               -
                                                           ------         -------       -------          ----
                  Net income (loss)                        $  .15         $   .11       $  (.05)         $ (.05)
                                                           ======         =======       =======          ======

       Market price per share:
         High                                              $ 3.25         $  3.00       $  3.00          $ 3.00
         Low                                                 2.25            2.31          2.19            2.38

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 1998, 1997 AND 1996


NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                            1st            2nd           3rd             4th
                                                            ---            ---           ---             ---
     1997
     ----

       Revenues                                        $  649,981      $  687,556    $  649,042      $  761,216
       Income from continuing operations
         before income taxes                              264,999         248,111       146,257          92,951
       Income taxes                                       106,000          99,000        43,368          62,800
       Income from continuing operations                  158,999         149,111       102,889          30,151
       Income (loss) from discontinued
         operations                                       (10,241)         28,204           (21)          2,000
       Net income                                         148,758         177,315       102,868          32,151

       Net earnings (loss) per share:
         Basic:
           Continuing operations                           $  .17         $   .16       $   .11          $  .03
           Discontinued operations                           (.01)            .03           -               -
                                                           ------         -------       -------          ----
                  Net income                               $  .16         $   .19       $   .11          $  .03
                                                           ======         =======       =======          ======

         Diluted:
           Continuing operations                           $  .16         $   .15       $   .10          $  .03
           Discontinued operations                           (.01)            .03           -               -
                                                           ------         -------       -------          ----
                  Net income                               $  .15         $   .18       $   .10          $  .03
                                                           ======         =======       =======          ======

       Market price per share:
         High                                              $ 2.87         $  2.44       $  2.75          $ 2.50
         Low                                                 2.43            2.44          2.25            2.25

     There were no dividends for either year.


NOTE 16 - PRIOR PERIOD ADJUSTMENT

     Additional paid-in capital and retained earnings at May 31, 1995 have been adjusted to record the cumulative equity of minority interests in losses for the period 1989 through February 1995, not previously recorded. On February 2, 1995 such interests were purchased through the issuance of 75,000 shares of comon stock and was recorded at the book value of the minority interest at that time of $226,288. The difference in the amount recorded and the current market price of the shares issued on that date of $187,500, is not material to the consolidated financial statements.

     The error had no effect on net income for the years subsequent to May 31, 1995.

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