Form 10QSB
period 1998-11-30
HALDANE BERNARD ASSOCIATES INC
filed 1999-01-19
CIK 801557

Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended November 30, 1998
                                      -----------------

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ______________ to ______________

       Commission file number 000-18097
                              ---------

                        BERNARD HALDANE ASSOCIATES, INC.
        (Exact name of small business issuer as specified in its charter)

            Florida                                    59-2720407
-------------------------------                  --------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No ___
                                                              ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 30, 1998
                                            -----------------

                     Class                    Outstanding at November 30, 1998
                     -----                    --------------------------------
       Common Stock, $.00001 Par Value              1,148,865 shares

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                                        PAGE
PART I.       FINANCIAL INFORMATION

                Consolidated Balance Sheets
                  as of November 30, 1998 (Unaudited)
                  and May 31, 1998                                                                      3 - 4

                Consolidated Statements of Income
                  (Unaudited) for the Three and Six Months Ended
                  November 30, 1998 and 1997                                                              5

                Consolidated Statements of Cash Flows
                  (Unaudited) for the Six Months Ended
                  November 30, 1998 and 1997                                                           6 - 7

                Notes to Consolidated Financial Statements (Unaudited)
                  as of November 30, 1998                                                              8 - 10

                Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                          11

PART II.      OTHER INFORMATION AND SIGNATURES

                Signatures                                                                               14

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                   NOVEMBER 30,        MAY 31,
                                                                                       1998             1998*
                                                                                 -----------------  ------------
                                                                                    (Unaudited)      (Restated)
CURRENT ASSETS:
    Cash and cash equivalents                                                      $  1,497,807    $  1,693,220
    Short-term investments                                                              111,497         108,908
    Accounts receivable - net of allowance for doubtful accounts of $265,000 and
       $180,000, respectively (includes receivables from related parties of
       $429,369 and $100,635, respectively)                                             691,928         315,436
    Notes receivable - net of allowance for credit losses of
       $29,100 and $15,000, respectively, current portion                               119,095          89,855
    Due from related parties                                                                  -           8,887
    Prepaid expenses and miscellaneous receivables                                      155,048         185,957
    Deferred taxes                                                                      173,000         126,000
                                                                                   ------------    ------------

              Total current assets                                                    2,748,375       2,528,263
                                                                                   ------------    ------------

OTHER ASSETS:
    Licenses - net of accumulated amortization of
       $1,938,022 and $1,870,372, respectively                                          719,976         787,626
    Equipment, fixtures and leasehold improvements - net of
       accumulated depreciation of $53,181 and $46,165, respectively                     45,304          48,374
    Security deposits and other                                                          76,347         115,820
    Notes receivable - net of allowance for credit losses of
       $138,400 and $119,500, respectively, (includes receivables
       from related parties of $56,089 and $44,060, respectively)                       431,926         448,115
                                                                                   ------------    ------------

              Total other assets                                                      1,273,553       1,399,935
                                                                                   ------------    ------------

TOTAL ASSETS                                                                       $  4,021,928    $  3,928,198
                                                                                   ============    ============



*The balance sheet at May 31, 1998 is derived from the audited consolidated financial statements of that date.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   NOVEMBER 30,        MAY 31,
                                                                                       1998             1998*
                                                                                ------------------  ------------
                                                                                    (Unaudited)      (Restated)
CURRENT LIABILITIES:
    Current maturities of long-term debt                                           $     46,498    $     42,437
    Accounts payable                                                                    113,030         127,314
    Accrued expenses and other current liabilities                                       40,913          32,135
    Income taxes payable                                                                 21,849          62,313
    Due to related parties                                                               10,611               -
                                                                                   ------------    ------------
           Total current liabilities                                                    232,901         264,199
                                                                                   ------------    ------------

OTHER LIABILITIES:
    Long-term debt                                                                      574,465         599,135
    Deferred rent payable                                                                23,437          23,437
                                                                                   ------------    ------------
                                                                                        597,902         622,572
                                                                                   ------------    ------------

           Total liabilities                                                            830,803         886,771
                                                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
    Common stock ($.00001 par value; 950,000,000
       shares authorized, 1,148,865 shares issued
       and outstanding)                                                                      12              12
    Additional paid-in capital                                                        2,738,015       2,738,015
    Retained earnings                                                                   959,536         809,838
                                                                                   ------------    ------------
                                                                                      3,697,563       3,547,865
    Less: Treasury stock (199,500 shares at cost)                                       506,438         506,438
                                                                                   ------------    ------------

           Total stockholders' equity                                                 3,191,125       3,041,427
                                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  4,021,928    $  3,928,198
                                                                                   ============    ============

*The balance sheet at May 31, 1998 is derived from the audited consolidated financial statements of that date.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                         SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                           NOVEMBER 30,                     NOVEMBER 30,
                                                                    -------------------------     ---------------------------
                                                                        1998          1997            1998             1997
                                                                    ----------       --------     -----------        --------
REVENUES:
    Royalty income (includes royalty income from
      related parties of $163,112, $140,686, $96,222
      and $66,689, respectively)                                    $  1,339,039  $  1,336,446    $  689,618       $  632,911
    Consulting income                                                    485,852        15,059       307,447           12,959
    Interest, dividends and other income (losses)                         16,856        53,278        (3,297)          23,356
    Sub-license income (includes sub-license income
      from related parties of $18,419, $-0-, $18,419
      and $-0-, respectively)                                             36,839        80,154        36,839           38,433
                                                                    ------------  ------------    ----------       ----------

         Total revenues                                                1,878,586     1,484,937     1,030,607          707,659
                                                                    ------------  ------------    ----------       ----------

EXPENSES:
    Payroll and related costs                                            536,847       324,810       260,512          179,421
    Other general and administrative                                     721,471       451,886       346,220          219,942
    Amortization                                                          67,650        98,771        33,825           49,386
    Bad debt expense                                                     118,000        70,000        75,000           30,000
    Advertising                                                          158,792        55,418        82,346           25,322
    Interest                                                              25,328        28,898        12,561           14,459
                                                                    ------------  ------------    ----------       ----------

         Total expenses                                                1,628,088     1,029,783       810,464          518,530
                                                                    ------------  ------------    ----------       ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                 250,498       455,154       220,143          189,129

PROVISION FOR INCOME TAXES                                               100,800       186,800        88,800           76,800
                                                                    ------------  ------------    ----------       ----------

NET INCOME                                                          $    149,698  $    268,354    $  131,343       $  112,329
                                                                    ============  ============    ==========       ==========


EARNINGS PER SHARE:
       Basic                                                        $        .16  $        .28    $      .14       $      .12
                                                                    ============  ============    ==========       ==========

       Diluted                                                      $        .15  $        .26    $      .13       $      .11
                                                                    ============  ============    ==========       ==========

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           SIX MONTHS ENDED
                                                                                              NOVEMBER 30,
                                                                                      ----------------------------
                                                                                           1998           1997
                                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                        $    149,698    $    268,354
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Expenses (income) not requiring the use of cash:
           Provision for losses on accounts and notes receivable                           118,000          70,000
          Depreciation                                                                       7,016           8,127
          Amortization of licenses                                                          67,650          98,771
          Loss on sale of offices                                                           19,478            -
          Interest expense - imputed                                                        25,328          20,880
          Interest income - imputed                                                         (3,480)        (19,794)
          Deferred income taxes                                                            (47,000)        (29,000)
          Changes in assets and liabilities:
             Accounts receivable                                                          (461,492)         16,091
             Prepaid expenses and miscellaneous receivables                                 30,909         (32,585)
             Accounts payable and other current liabilities                                 (5,506)        (47,145)
             Income taxes payable                                                          (40,464)         10,123
                                                                                      ------------    ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                       (139,863)        363,822
                                                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments                                                     (2,589)         (1,200)
    Decrease in due from related parties                                                    19,498           5,766
    Acquisition of fixed assets                                                             (3,946)         (9,607)
    Additions to notes receivable                                                          (86,839)        (79,903)
    Payments of notes receivable                                                            49,268          97,366
    Security deposits                                                                       14,995          (3,998)
                                                                                      ------------    ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                         (9,613)          8,424
                                                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of debt                                                             (45,937)        (36,750)
                                                                                      ------------    ------------

NET CASH USED IN FINANCING ACTIVITIES                                                      (45,937)        (36,750)
                                                                                      ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   (195,413)        335,496

CASH AND CASH EQUIVALENTS - beginning                                                    1,693,220       1,698,099
                                                                                      ------------    ------------

CASH AND CASH EQUIVALENTS - ending                                                    $  1,497,807    $  2,033,595
                                                                                      ============    ============

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                                                           SIX MONTHS ENDED
                                                                                              NOVEMBER 30,
                                                                                      ----------------------------
                                                                                           1998           1997
                                                                                      ------------    ------------
SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
     Receipt of note receivable on sale of office                                     $      5,000    $          -
                                                                                      ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                         $     25,328    $     28,898
     Income taxes                                                                          153,406         205,800

                                       -7-

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                NOVEMBER 30, 1998




The accompanying interim consolidated financial statements are unaudited and include the accounts of Bernard Haldane Associates, Inc. ("Haldane") and its subsidiaries.


NOTE 1

     In the opinion of management, the accompanying interim consolidated financial statements contain all material and significant adjusting and eliminating entries consisting only of normal recurring adjustments and eliminations necessary to present fairly the financial condition as of November 30, 1998 and the results of operations and cash flows for the six months ended November 30, 1998. The results of operations for the six month period ended November 30, 1998 are not necessarily indicative of the results of operations for the year ending May 31, 1999.


NOTE 2

     Certain reclassifications have been made to the 1997 consolidated financial statements in order to conform to the current year's presentation.


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

                                NOVEMBER 30, 1998


NOTE 4

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share" which is effective for periods ending after December 15, 1997. The Companies adopted this new standard in the year ended May 31, 1998. Prior period earnings per share were restated to conform to this new pronouncement.

     Earnings per share for the six and three months ended November 30, were calculated using the treasury stock method as follows;

                                                         Six Months Ended                Three Months Ended
                                                           November 30,                      November 30,
                                                    ----------------------------     ---------------------------
                                                        1998           1997             1998            1997
                                                    ------------   -------------     ------------   ------------
     Numerator
     ---------
       Income from continuing operations            $    149,698   $     268,354     $    131,343   $    112,329
       Less:  Preferred dividends                              -               -                -              -
                                                    ------------   -------------     ------------   ------------

       Income available to common
         stockholders used in basic EPS                  149,698         268,354          131,343        112,329

       Impact of potential common shares                       -               -                -              -
                                                    ------------   -------------     ------------   ------------

       Income available to common
         stockholders after assumed
         conversion of dilutive securities          $    149,698   $     268,354     $    131,343   $    112,329
                                                    ============   =============     ============   ============

     Denominator
     -----------
       Weighted average number of common
         shares outstanding used in basic EPS       $    949,365   $     949,365     $    949,365   $    949,365

       Impact of potential common shares:
         Stock options                                    70,567          72,880           77,863         65,488
                                                    ------------   -------------     ------------   ------------

       Weighted number of common shares
         and dilutive potential common
         shares used in dilutive EPS                $  1,019,932   $   1,022,245     $  1,027,228   $  1,014,853
                                                    ============   =============     ============   ============

     Basic EPS                                              $.16            $.28             $.14           $.12
                                                            ====            ====             ====           ====

     Diluted EPS                                            $.15            $.26             $.13           $.11
                                                            ====            ====             ====           ====

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                NOVEMBER 30, 1998






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

              BERNARD HALDANE ASSOCIATES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SIX MONTHS ENDED NOVEMBER 30, 1998
VS.
SIX MONTHS ENDED NOVEMBER 30, 1997

     Royalty revenues from licensee offices for the six and three month periods ended November 30, 1998 as compared to November 30, 1997 increased from $1,336,446 and $632,911 to $1,339,039 to $689,618, an increase of approximately of less than 1% and 8% respectively. The Company recognized $485,852 and $307,447 in consulting revenues as compared to $15,059 and $12,959 during the six and three month period ended November 30, 1997. This increase of approximately $470,000 and $294,000 for the respective periods is the direct result of the Company assuming operations of four Haldane offices where the sublicensee has defaulted. As of November 30, 1998, all but one of these offices has been transferred to licensees within the Haldane organization. The Company generated $36,839 from the sale of territorial offices for the three and six month period ended November 30, 1998 as compared to $80,154 and $38,433 for the six and three months ended November 30, 1997. This overall decline of approximately 54% reflects the fact that the Haldane system has expanded into most major metropolitan areas throughout the United States and there are few areas left for expansion and those areas which are left, have a smaller population base.

     Additional revenues (losses) for the six and three month period ended November 30, 1998 include $16,856 and ($3,297) in interest, dividend and other income as compared to $53,278 and $23,356 for the six and three month period ended November 30, 1997.

     Total revenues for the six and three months ended November 30, 1998 as compared to November 30, 1997 were $1,878,586 and $1,030,607 as compared to $1,484,937 and $707,659. This represents an increase of approximately 26% and 45% respectively. Management anticipates total royalty income remaining flat or generating only marginal increases in the future as Haldane offices have already been opened in most major metropolitan areas throughout the country and overseas expansion has been considerably slower than anticipated. In addition, total revenues will likely decline as the Company transfers any remaining company owned offices.

     While total revenues increased for the six and three month period ended November 30, 1998, net income for the six month period ended November 30, 1998 as compared to the comparable period in 1997 declined from $268,354 to $149,698 and for the three months ended November 30, 1998 increased from the prior period in 1997 from $112,329 to $131,343. Income per share for the six month period ended November 30, 1998 declined from $.28 to $.16 as compared to 1997, a decline of approximately 43%, yet increased from $.12 to $.14 per share for the three months ended November 30, 1998 as compared to the three months ended November 30, 1997. Management attributes these conflicting trends in net income to the fact that by the end of the period ended November 30, 1998, the Company was operating only one Company owned office and was not required to incur the additional costs and operating expenses associated with the operation of a company owned office.

     Payroll and related costs increased from $324,810 to $536,847 and from $179,421 to $260,512 for the six and three month periods ended November 30,1998 as compared to November 30, 1997. Overall, general and administrative costs increased by nearly 60%, increasing from $451,886 to $721,471 for the six months ended November 30, 1998 and from $219,942 to $346,220 for the three months ended November 30, 1997 as compared to November 30, 1998. These increases are due primarily to the increased costs associated with operating company owned Haldane offices. With the sale of three of these offices and hoped for sale of the last company owned Haldane office, management anticipates a significant decline in these expenses.

     Bad debt for the six months ended November 30, 1998 as compared to November 30, 1997 increased from $70,000 to $118,000. The Company's advertising expense nearly tripled from $55,418 to $158,792. This increase of over $100,000 is almost entirely attributable to costs associated with the operation of the company owned Haldane offices.

     Management remains dissatisfied with the results of operations of its First Career subsidiary. Since inception, the Company has committed over $500,000 to launch a career consulting program directed at college students and recent college graduates. While management believes that the program is an excellent product, the Company has not been able to market the product successfully to date and has incurred significant losses which have had a significant adverse impact on the overall operations of the Company. As a result, the Company is seeking other ways to market the product.

LIQUIDITY AND CAPITAL RESOURCES

NOVEMBER 30, 1998 AS COMPARED TO MAY 31, 1998

     Total current assets as of November 30, 1998 were $2,748,375 as compared to $2,528,263; an increase of 8.7%. Cash holdings and short term investments decreased from $1,802,128 to $1,609,304, a decrease of approximately 10%. The Company's total assets increased by 2.3%, increasing from $3,928,198 to $4,021,928.

     Total current liabilities declined nearly 12%, declining from $264,199 to $232,901 while total liabilities declined from $886,771 to $830,803, a decline of approximately 7%.

     Total stockholders equity increased from $3,041,427 to $3,191,125 an increase of 4.9%.

     Management believes that the Company has sufficient revenues to finance ongoing business activities including a proposed purchase at a cost of $3.00 per share of the Company's shares of stock owned by non management and nonaffiliated shareholders.


Year 2000 Compliance


     The Company's systems are Year 2000 ("Y2K") compliant. The cost of such compliance by the Company was less than $10,000. The Y2K compliance issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than 20000. This could result in a systems failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company does not know if its licensees are Y2K compliant but believe that there will be no material adverse impact upon the Company if an individual licensee's office is not Y2K compliant.


                        BERNARD HALDANE ASSOCIATES, INC.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 or 15(d) OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THIS REGISTRANT IN THE CAPACITIES INDICATED.



BERNARD HALDANE ASSOCIATES, INC.
         (Registrant)


JEROLD WEINGER                           DATED: January 19, 1999
-----------------------------
JEROLD WEINGER, president/
treasurer/director


JEFFREY G. KLEIN
-----------------------------            DATED: January 19, 1999
Jeffrey G. Klein, secretary/
director