Form 10QSB
period 1999-02-28
HALDANE BERNARD ASSOCIATES INC
filed 1999-04-19
CIK 801557

Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended February 28, 1999

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ________________ to__________________

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

                 192 Lexington Avenue, 15th Floor, New York, New
                 -----------------------------------------------
               York 10016 (address of principal executive offices)

                                 (212) 679-3360
                                 --------------
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 28, 1999

                  Class                        Outstanding at February 28, 1999
       Common Stock, $.00001 Par Value                  1,148,865 shares

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                                        PAGE
                                                                                                        ----

PART I.    FINANCIAL INFORMATION

                Consolidated Balance Sheets
                  as of February 28, 1999 (Unaudited)
                  and May 31, 1998                                                                    3   -   4

                Consolidated Statements of Operations
                  (Unaudited) for the Three and Nine Months Ended
                  February 28, 1999 and 1998                                                              5

                Consolidated Statements of Cash Flows
                  (Unaudited) for the Nine Months Ended
                  February 28, 1999 and 1998                                                              6

                Notes to Consolidated Financial Statements
                  (Unaudited) as of February 28, 1999                                                   7 - 8

                Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                                              9

PART II.   OTHER INFORMATION AND SIGNATURES

                Signatures                                                                               12

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                 FEBRUARY 28,          MAY 31,
                                                                                     1999               1998*
                                                                             --------------------  -------------
                                                                                  (Unaudited)        (Restated)
CURRENT ASSETS:
   Cash and cash equivalents                                                      $  1,556,384      $  1,693,220
   Short-term investments                                                              112,735           108,908
   Accounts receivable - net of allowance for doubtful
     accounts of $279,000 and $180,000, respectively
     (includes receivables from related parties of $543,394
     and $100,635, respectively)                                                       718,226           315,436
   Notes receivable - net of allowance for credit losses of $28,100
     and $15,000, respectively, current portion                                        107,703            89,855
   Due from related parties                                                                  -             8,887
   Prepaid expenses and miscellaneous receivables                                      195,726           185,957
   Deferred taxes                                                                      192,000           126,000
                                                                                  ------------      ------------

              Total current assets                                                   2,882,774         2,528,263
                                                                                  ------------      ------------

OTHER ASSETS:
   Licenses - net of accumulated amortization of
     $1,971,847 and $1,870,372, respectively                                           686,151           787,626
   Equipment, fixtures and leasehold improvements -
     net of accumulated depreciation of $56,689
     and $46,165, respectively                                                          41,797            48,374
   Security deposits and other                                                          76,347           115,820
   Notes receivable - net of allowance for credit losses of
     $173,400 and $119,500, respectively (includes receivables
     from related parties of $54,819 and $44,060, respectively)                        364,030           448,115
                                                                                  ------------      ------------

              Total other assets                                                     1,168,325         1,399,935
                                                                                  ------------      ------------

TOTAL ASSETS                                                                      $  4,051,099      $  3,928,198
                                                                                  ============      ============

* The balance sheet at May 31, 1998 is derived from the audited consolidated financial statements of that date.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 FEBRUARY 28,          MAY 31,
                                                                                     1999               1998*
                                                                             --------------------  -------------
                                                                                  (Unaudited)        (Restated)
CURRENT LIABILITIES:
   Current maturities of long-term debt                                           $     48,600      $     42,437
   Accounts payable                                                                     82,218           127,314
   Accrued expenses and other current liabilities                                       44,006            32,135
   Income taxes payable                                                                 32,969            62,313
   Due to related parties                                                               10,611                 -
                                                                                  ------------      ------------

              Total current liabilities                                                218,404           264,199
                                                                                  ------------      ------------

OTHER LIABILITIES:
   Long-term debt                                                                      561,558           599,135
   Deferred rent payable                                                                23,437            23,437
                                                                                  ------------      ------------
                                                                                       584,995           622,572
                                                                                  ------------      ------------

              Total liabilities                                                        803,399           886,771
                                                                                  ------------      ------------

STOCKHOLDERS' EQUITY:
   Common stock ($.00001 par value; 950,000,000
     shares authorized, 1,148,865 shares issued and outstanding)                            12                12
   Additional paid-in capital                                                        2,738,015         2,738,015
   Retained earnings                                                                 1,016,111           809,838
                                                                                  ------------      ------------
                                                                                     3,754,138         3,547,865
   Less:  Treasury stock (199,500 shares at cost)                                      506,438           506,438
                                                                                  ------------      ------------

              Total stockholders' equity                                             3,247,700         3,041,427
                                                                                  ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  4,051,099      $  3,928,198
                                                                                  ============      ============


* The balance sheet at May 31, 1998 is derived from the audited consolidated financial statements of that date.

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                           -----------------                     ------------------
                                                   FEBRUARY 28,       FEBRUARY 28,        FEBRUARY 28,        FEBRUARY 28,
                                                       1999               1998                1999                1998
                                                       ----               ----                ----                ----
REVENUES:
  Royalty income (includes royalty income
    from related parties of $271,224, $190,886,
    $108,112 and $50,200, respectively)            $  1,998,080        $  1,832,983         $  659,041          $ 496,537
  Consulting income                                     514,598              69,275             28,746             54,216
  Interest, dividends and other income                   37,992              76,226             21,136             22,948
  Sub-license income (includes sub-license
    income from related parties of $18,419, $-0-,
    $-0-, and $-0-, respectively)                        55,258              99,402             18,419             19,248
                                                   ------------        ------------         ----------          ---------

           Total revenues                             2,605,928           2,077,886            727,342            592,949
                                                   ------------        ------------         ----------          ---------

EXPENSES:
  Payroll and related costs                             682,992             486,284            146,145            161,474
  Other general and administrative                    1,106,576             753,685            385,105            301,799
  Amortization                                          101,475             148,156             33,825             49,385
  Bad debt expense                                      179,740             206,929             61,740            136,929
  Advertising                                           181,390              79,057             22,598             23,639
  Interest                                               37,676              43,406             12,348             14,508
                                                   ------------        ------------         ----------          ---------

           Total expenses                             2,289,849           1,717,517            661,761            687,734
                                                   ------------        ------------         ----------          ---------

INCOME (LOSS) BEFORE PROVISION
  (CREDIT) FOR INCOME TAXES                             316,079             360,369             65,581            (94,785)

PROVISION (CREDIT) FOR INCOME TAXES                     109,806             143,524              9,006            (43,276)
                                                   ------------        ------------         ----------          ---------

NET INCOME (LOSS)                                  $    206,273        $    216,845         $   56,575          $ (51,509)
                                                   ============        ============         ==========          =========

EARNINGS (LOSS) PER SHARE:
  Basic                                                    $.22                $.23              $ .06              $(.05)
                                                           ====                ====              =====              =====
  Diluted                                                  $.20                $.21              $ .06              $(.05)
                                                           ====                ====              =====              =====

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     NINE MONTHS ENDED
                                                                             ---------------------------------
                                                                                  FEBRUARY 28,FEBRUARY 28,
                                                                                  1999               1998
                                                                             ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $     206,273        $     216,845
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Expenses (income) not requiring the use of cash:
           Provision for losses on accounts and notes receivable                  179,740              206,929
           Depreciation                                                            10,524               12,336
           Amortization of licenses                                               101,475              148,156
           Loss on sale of offices                                                 19,478                    -
           Interest expense - imputed                                              37,676               31,320
           Interest income - imputed                                               (5,231)             (28,690)
           Deferred income taxes                                                  (66,000)              32,000
        Changes in assets and liabilities:
           Accounts receivable                                                   (501,790)             (64,741)
           Prepaid expenses and miscellaneous receivables                         (10,009)             (64,332)
           Accounts payable and other current liabilities                         (28,225)             (37,196)
           Income taxes payable                                                   (29,344)            (100,355)
                                                                            -------------        -------------

NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                                          (85,433)             352,272
                                                                            -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments                                            (3,827)             (51,800)
    Security deposits                                                              14,995               (3,997)
    Decrease in due from related parties                                           19,498               34,796
    Acquisition of fixed assets                                                    (3,947)              (9,607)
    Additions to notes receivable                                                (105,258)            (104,465)
    Payments of notes receivable                                                   96,226              117,426
                                                                            -------------        -------------

NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                                                           17,687              (17,647)
                                                                            -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of debt                                                    (69,090)             (58,800)
                                                                            -------------        -------------

NET CASH USED IN FINANCING ACTIVITIES                                             (69,090)             (58,800)
                                                                            -------------        -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (136,836)             275,825

CASH AND CASH EQUIVALENTS - beginning                                           1,693,220            1,698,099
                                                                            -------------        -------------

CASH AND CASH EQUIVALENTS - ending                                          $   1,556,384        $   1,973,924
                                                                            =============        =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                              $      37,676        $      45,406
      Income taxes                                                                172,506              207,302

                                       -6-

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                FEBRUARY 28, 1999



The accompanying interim consolidated financial statements are unaudited and include the accounts of Bernard Haldane Associates, Inc. ("Haldane") and its subsidiaries.



NOTE 1

     In the opinion of management, the accompanying interim consolidated financial statements contain all material and significant adjusting and eliminating entries consisting only of normal recurring adjustments and eliminations necessary to present fairly the financial condition as of February 28, 1999 and the results of operations and cash flows for the nine months then ended. The results of operations for the nine month period ended February 28, 1999 are not necessarily indicative of the results of operations for the year ending May 31, 1999.



NOTE 2

     Certain reclassifications have been made to the 1998 consolidated financial statements in order to conform to the current year's presentation.



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

                BERNARD HALDANE ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                FEBRUARY 28, 1999

NOTE 4

     Earnings per share are based on the weighted average number of shares outstanding during each period presented. The Companies utilize Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share."

     Earnings (loss) per share for the nine and three months ended February 28, were calculated using the treasury stock method as follows:

                                                                      Nine Months Ended                Nine Months Ended
                                                                        February 28,                     February 28,
                                                                        ------------                     ------------
                                                                     1999           1998              1999           1998
                                                                     ----           ----              ----           ----
     Numerator
       Income (loss) from continuing operations                  $    206,273    $    216,845     $     56,575    $    (51,509)
       Less:  Preferred dividends                                           -               -                -               -
                                                                 ------------    ------------     ------------    ------------
       Income (loss) available to common
         stockholders used in basic EPS                               206,273         216,845           56,575         (51,509)
       Impact of potential common shares                                    -               -                -               -
                                                                 ------------    ------------     ------------    ------------
       Income (loss) available to common stockholders
         after assumed conversion of dilutive securities         $    206,273    $    216,845     $     56,575    $    (51,509)
                                                                 ============    ============     ============    ============

     Denominator
       Weighted average number of common
         shares outstanding used in basic EPS                         949,365         949,365          949,365         949,365
       Impact of potential common shares:
         Stock options                                                 66,452          63,874           59,739          56,757
                                                                 ------------    ------------     ------------    ------------
       Weighted number of common shares and dilutive
         potential common shares used in dilutive EPS               1,015,817       1,013,239        1,009,104       1,006,122
                                                                 ============    ============     ============    ============

     Basic EPS                                                          $ .22          $  .23            $ .06          $ (.05)
                                                                        =====          ======            =====          ======
     Diluted EPS                                                        $ .20          $  .21            $ .06          $ (.05)
                                                                        =====          ======            =====          ======

NOTE 5

     In February 1998, the Companies filed an application with the Securities and Exchange Commission to withdraw its common shares from the public market. Such application has been approved. In April 1999, the transaction was voted on by the shareholders.


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

              BERNARD HALDANE ASSOCIATES, INC.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

NINE MONTHS ENDED FEBRUARY 28, 1999
VS.
NINE MONTHS ENDED FEBRUARY 28, 1998

         Royalty revenues from licensee offices for the nine month period ended February 28, 1999 as compared to February 28, 1998 increased from $1,832,983 to $1,998,080, an increase of approximately 9%. Revenues for the three month period ended February 28, 1999 as compared to February 28, 1998 increased from $496,537 to $659,041, an increase of approximately 32%. This increase in royalty revenues is primarily attributable to the growth of the Haldane organization through an increase in the number of Haldane offices, an increase in the number of clients handled by the Haldane offices and an increase in the fee for services.

         For the nine month period ended February 28, 1999, the Company recognized $514,598 in consulting revenues as compared to $69,275 in the prior period. This increase of approximately 640% from the prior period is attributable exclusively to Haldanes operation of four offices previously owned by a licensee. The Company has transferred three of these offices to licensees in the Haldane organization and as a result, consulting income for the three months ended February 28, 1999 declined from $54,216 to $28,746 for the three months ended February 28, 1999.

         The Company recognized a total of $55,258 and $18,419 in revenues from the sale of territorial licenses as compared to $99,402 and $19,248 in the prior periods. This overall decline of approximately 45% reflects the fact that the Haldane system has expanded into most major metropolitan areas throughout the United States and except for reopening offices in those areas occupied by former licensees, there are few metropolitan areas available for expansion in the continental United States.

         Total revenues for the nine and three month period ended February 28, 1998 as compared to the same periods in the prior year were $2,605,928 and $727,342 as compared to $2,077,886 and $592,949, an increase of approximately 25% and 22% respectively.

 NET INCOME:

         Net income for the nine and three month period ended February 28, 1999 was $316,079 and $65,581 as compared to $360,369 and a loss of $94,785 for the same period in 1998. Although net pre-tax income for the nine month period declined by 13%, the Company was able to reverse the loss from the prior three month period.

         The decline in pre tax net income is attributable primarily to the significant costs incurred in operating company owned Haldnae offices and the additional oversight required. For example, payroll and related costs increased for the nine month period ended February 28, 1999 from $486,284 to $682,992, general and administrative expenses increased from $753,685 to $1,106,576 and advertising expense increased from $79,057 to $181,390. For the three months ended February 28, 1999 payroll, general and administrative and advertising totaled $553,848 as compared to $486,912 for the comparative period in 1998, an increase of approximately 14%. Total expenses for the nine month period increased from $1,717,517 to $2,289,849 an increase of approximately 33% while expenses for the three month period ended February 28, 1999 declined slightly from $687,734 to $661,761. The decrease in expenses is attributable to the fact that the Company was able to convey most of its Haldane owned and operated offices to existing licensees.

         Net after tax income for the nine month period declined approximately five percent (5%), declining from $216,845 to $206,273 and for the three month period the Company showed a net after tax profit of $56,575 as compared to a loss of $51,509 during the corresponding period last year. Earnings per share for the nine month period declined from $.23 to $.22 and for the three month period ended February 28, 1999 was $.06 per share as compared to a loss of $.05 per share.

         Management remains dissatisfied with the results of operations of First Career. Since inception, the Company has committed over $600,000 to launch a career consulting program directed at college students. Efforts to co market the product with Stanley Kaplan Education Centers has not been successful. Management hopes to completely revise the program and offer some type of Internet based delivery system.

LIQUIDITY AND CAPITAL RESOURCES

FEBRUARY 28, 1999 AS COMPARED TO MAY 31, 1998

         Total current assets as of February 28, 1999 were $2,882,774 as compared to $2,528,263; an increase of 14%. Cash holdings and short term investments decreased from $1,693,220 to $1,556,384, a decline of 9%. The Companys total assets increased by 2%, increasing from $3,984,088 to $4,059,697.

         Total current liabilities declined nearly 20%, declining from $264,199 to $218,404, while total liabilities declined from $886,771 to $803,399, a decline of approximately 10%. This decline in the liabilities is attributable primarily to a decline in the Companys accounts payable from $127,314 to $82,218 and a decline in long term debt from $599,135 to $561,558.

         Total stockholders equity increased from $3,041,427 to $3,247,700 an increase of 6.8%.

         Management believes that the Company has sufficient revenues to finance ongoing business activities and to finance the repurchase of the Companys common stock held by non management and non affiliated shareholders pursuant to an agreement of merger approved by the shareholders.

             BERNARD HALDANE ASSOCIATES, INC.


                         SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 or 15(d) OF THE
SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE
FOLLOWING PERSONS ON BEHALF OF THIS REGISTRANT IN THE CAPACITIES
INDICATED.




BERNARD HALDANE ASSOCIATES, INC.
         (Registrant)

/s/ JEROLD WEINGER
---------------------------              DATED: April 16, 1999
JEROLD WEINGER, president/
treasurer/director



/s/ Jeffrey G. Klein
---------------------------              DATED: April 16, 1999
Jeffrey G. Klein, secretary/
director